Form 10-Q
period 2023-09-30
Elevai Labs Inc.
filed 2023-12-11
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41875

ELEVAI LABS INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1399981
(State of incorporation)	(I.R.S. Employer Identification No.)

Jordan Plews

120 Newport Center Drive, Suite 250

Newport Beach, CA 92660

(Address of principal executive office) (Zip code)

(866) 794-4940

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ELAB	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 11, 2023, there were 17,329,615 shares of our common stock, par value $0.0001 per share, issued and outstanding.

Elevai Labs Inc.Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Elevai Labs Inc.

Condensed Consolidated Balance Sheets

As of September 30, 2023, and December 31, 2022

(Unaudited - Expressed in United States dollar)

As of:	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$476,855	$1,154,901
Receivables, net	8,382	12,854
Prepaids and deposits	292,058	153,422
Inventory, net	499,309	230,145
Total Current Assets	1,276,604	1,551,322

Deposits	10,773	10,773
Property and equipment, net	55,989	53,535
Operating lease right-of-use asset	239,623	276,553
TOTAL ASSETS	$1,582,989	$1,892,183
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$705,628	$256,325
Customer deposits	54,853	10,172
Due to related parties	222,675	142,704
Derivative liabilities	519,509	68,455
Current portion of operating lease liability	140,910	110,616
Total Current Liabilities	1,643,575	588,272

Operating lease liability	103,309	172,601
TOTAL LIABILIITES	$1,746,884	$760,873

EQUITY (DEFICIT)
Series seed 1 preferred stock, $0.0001 par value, 213,730 shares authorized; 213,730 shares issued and outstanding as of September 30, 2023 and December 31, 2022	21	21
Series seed 2 preferred stock, $0.0001 par value, 3,635,252 shares authorized; 3,635,252 shares issued and outstanding as of September 30, 2023 and December 31, 2022	364	364
Series A preferred stock, $0.0001 par value, 2,982,003 shares authorized; 1,861,799 shares issued and outstanding as of September 30, 2023 and December 31, 2022	186	186
Common stock, $0.0001 par value, 300,000,000 shares authorized; 10,118,834 and 9,568,475 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,012	957
Additional paid-in capital	5,699,623	3,852,044
Accumulated other comprehensive income	873	111
Accumulated deficit	(5,865,974)	(2,722,373)
TOTAL EQUITY(DEFICIT)	(163,895)	1,131,310
TOTAL LIABILITIES AND EQUITY	$1,582,989	$1,892,183

Elevai Labs Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2023 and 2022

(Unaudited – Expressed in United States dollar)

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Revenue	$554,654	432,122	1,014,004	627,379
Cost of sales	188,509	194,428	341,122	273,480
Gross profit	$366,145	237,694	672,882	353,899

Expenses
Depreciation	2,439	1,630	7,824	3,325
Marketing and promotion	99,709	73,273	316,436	134,762
Consulting fees	82,781	109,443	316,468	248,163
Office and administrative	664,922	312,297	1,628,931	639,714
Professional fees	143,654	49,706	450,384	94,865
Investor relations	9,100	18,430	84,820	32,216
Research and development	86,374	89,325	303,769	167,888
Foreign exchange loss (gain)	(3,113)	(465)	(480)	1,392
Travel and entertainment	65,830	55,892	250,000	148,495
Total Expenses	$1,151,696	709,531	3,358,152	1,470,820

Net loss before other income (expense)	$(785,551)	(471,837)	(2,685,270)	(1,116,921)

Other income (expense)
Loss on sale of equipment	-	-	-	(1,546)
Interest income	25	3,159	5,481	3,245
Interest expense	(5,713)	(646)	(12,758)	(2,628)
Change in fair value of derivative liabilities	8,192	(29,761)	(451,054)	(29,761)
Net loss	$(783,047)	(499,085)	(3,143,601)	(1,147,611)

Other comprehensive income (loss)
Currency translation adjustment	387	(226)	762	16
Net loss and comprehensive loss	$(782,660)	(499,311)	(3,142,839)	(1,147,595)

Basic and diluted loss per share	$(0.078)	$(0.052)	$(0.318)	$(0.120)
Weighted average shares outstanding	10,023,002	9,526,808	9,900,744	9,526,808

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Equity

For the nine months ended September 30, 2023 and 2022

(Unaudited – Expressed in thousands of United States Dollars, except for share amount)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, January 1, 2022	213,730	21	3,635,252	364	-	-	9,526,808	952	1,371,194	(922,105)	202	450,628
Conversion of promissory notes	-	-	-	-	231,828	23	-	-	130,860	-	-	130,883
Private placement	-	-	-	-	1,551,703	155	-	-	2,056,036	-	-	2,056,191
Obligation to issue Series A shares	-	-	-	-	-	-	-	-	35,000	-	-	35,000
Share-based compensation	-	-	-	-	-	-	-	-	94,099	-	-	94,099
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,147,611)	-	(1,147,611)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	16	16
Balance, September 30, 2022	213,730	21	3,635,252	364	1,783,531	178	9,526,808	952	3,687,189	(2,069,716)	218	1,619,206

Balance, January 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	487,859	49	1,463,537	-	-	1,463,586
Exercise of stock options	-	-	-	-	-	-	62,500	6	37,494	-	-	37,500
Share-based compensation	-	-	-	-	-	-	-	-	346,548	-	-	346,548
Net loss for the period	-	-	-	-	-	-	-	-	-	(3,143,601)	-	(3,143,601)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	762	762
Balance, September 30, 2023	213,730	21	3,635,252	364	1,861,799	186	10,118,834	1,012	5,699,623	(5,865,974)	873	(163,895)

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Equity

For the three months ended September 30, 2023 and 2022

(Unaudited – Expressed in thousands of United States Dollars, except for share amount)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, June 30, 2022	213,730	21	3,635,252	364	-	-	9,526,808	952	1,714,664	(1,570,631)	444	145,814
Conversion on promissory notes					231,828	23			130,860	-	-	130,883
Private placement	-	-	-	-	1,551,703	155	-	-	1,796,318	-	-	1,796,473
Share issuance cost	-	-	-	-	-	-	-	-	(25,242)	-	-	(25,242)
Series A preferred shares subscription	-	-	-	-	-	-	-	-	35,000	-	-	35,000
Share-based compensation	-	-	-	-	-	-	-	-	35,589	-	-	35,589
Net loss for the period	-	-	-	-	-	-	-	-	-	(499,085)	-	(499,085)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(226)	(226)
Balance, September 30, 2022	213,730	21	3,635,252	364	1,783,531	178	9,526,808	952	3,687,189	(2,069,716)	218	1,619,206

Balance, June 30, 2023	213,730	21	3,635,252	364	1,861,799	186	9,988,836	999	5,148,159	(5,082,927)	486	67,288
Conversion of promissory note	-	-	-	-	-	-	-	-	-	-	-	-
Private placement	-	-	-	-	-	-	129,998	13	389,984	-	-	389,997
Share-based compensation	-	-	-	-	-	-	-	-	161,480	-	-	161,480
Net loss for the period	-	-	-	-	-	-	-	-	-	(783,047)	-	(783,047)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	387	387
Balance, September 30, 2023	213,730	21	3,635,252	364	1,861,799	186	10,118,834	1,012	5,699,623	(5,865,974)	873	(163,895)

The accompanying notes are an integral part of these condensed consolidated financial statements

Elevai Labs Inc.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited – Expressed in thousands of United States Dollars, except for share amount)

	September 30, 2023	September 30, 2022
Operating activities
Net loss	$(3,143,601)	$(1,147,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,737	3,898
Accrued Interest	-	2,614
Share-based compensation	346,548	94,099
Straight-line rent expense	(2,068)	7,354
Change in fair value of derivative liabilities	451,054	29,761
Loss on sale of equipment	-	1,546

Changes in non-cash working capital:
Receivables	4,507	(13,811)
Prepaid expenses and deposits	(138,636)	(127,612)
Inventory	(269,164)	(19,870)
Accounts payable and accrued liabilities	449,281	(5,832)
Customer deposits	44,681	5,992
Due to related parties	80,000	90,000
Cash flows used in operating activities	(2,168,661)	$(1,079,472)

Investing activities
Purchase of equipment	(11,191)	(36,927)
Proceeds from sale of equipment		3,500
Cash flows used in investing activities	$(11,191)	$(33,427)

Financing activities
Proceeds from issuance of common stock and warrants	1,463,585	2,056,191
Exercise of stock options	37,500	-
Obligation to issue shares	-	35,000
Proceeds from convertible debenture	-	183,970
Cash flows provided by financing activities	1,501,085	$2,275,161

Effect of exchange rate changes on cash	721	(1,104)

Change in cash	(678,046)	1,161,158
Cash, beginning of period	1,154,901	411,858
Cash, ending of period	476,855	$1,573,016
Supplemental cash flow information:
Cash paid for interest	$4,898	$-
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:	$-	$-

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

1.	Organization and nature of operations

Elevai Labs Inc. (“Elevai”) was incorporated under the laws of the State of Delaware on June 9, 2020. Elevai and its 100% owned subsidiary, Elevai Research Inc. (“Elevai Research”), are collectively referred to in these unaudited condensed consolidated financial statements as “the Company”.

The Company is a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. The Company’s principal activities are developing and manufacturing skincare products.

On November 20, 2023 Elevai Labs Inc. announced the pricing of its initial public offering. The initial public offering consisted of 1,500,000 shares of common stock at a public offering price of $4.00 per share, for total gross proceeds of $6,000,000 before deducting underwriting discounts and offering expenses. The shares of common stock were approved for listing on the Nasdaq Capital Market and commenced trading on November 21, 2023, under the ticker symbol "ELAB". The initial public offering closed on November 24, 2023.

2.	Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations.

As of September 30, 2023 and December 31, 2022, the Company had a net working capital deficit of $366,971, and a positive working capital $963,050, respectively, and has an accumulated deficit of $5,865,974 and $2,722,373, respectively. In addition, as of September 30, 2023, the Company has a total equity deficit of $163,895. Furthermore, for the nine months ended September 30, 2023 and 2022, the Company incurred a net loss of $3,143,601 and $1,147,611 respectively and used $2,168,661 and $1,079,472, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The assessment of whether the going concern assumption is appropriate requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the date the financial statements are issued. The Company is aware that material uncertainties related to events or conditions may cast substantial doubt upon the Company’s ability to continue as a going concern.

Management’s plans that alleviate substantial doubt about the Company’s ability to continue as a going concern include raising additional debt or equity financing. In addition, in February 2023, the Company filed its preliminary initial registration (S-1 Form) with the SEC pursuant to its goal of completing an initial public offering (“IPO”). The Company plans to use funds raised in a successful IPO to accelerate new product development, inventory production, increasing its sales force and expanding into new markets.

The outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which the coronavirus may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the USA and Canada and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time. While certain restrictions are presently in the process of being relaxed, it is unclear when the world will return to the previous normal, if ever. This may adversely impact the expected implementation of the Company’s plans moving forward.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2022 and 2021. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2023.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Elevai, and its 100% owned subsidiary, Elevai Research. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Elevai Research is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of Elevai Research are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

New Accounting Standards

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company’s unaudited condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

Stakeholders asserted that the language in the illustrative example resulted in diversity in practice on whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring that equity security’s fair value. Some stakeholders apply a discount to the price of an equity security subject to a contractual sale restriction, whereas other stakeholders consider the application of a discount to be inappropriate under the principles of Topic 820.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company does not expect the standard to have a significant impact on its consolidated financial statements.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

4.	Receivables

As of September 30, 2023 and December 31 2022, receivables consisted of the following:

	September 30, 2023	December 31, 2022
Trade receivable	$5,692	$4,180
Sales taxes receivable	2,690	8,674
	$8,382	$12,854

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at September 30, 2023, and December 31, 2022, the Company recorded a provision for doubtful accounts of $nil and $nil, respectively.

5.	Prepaids and Deposits

As of September 30, 2023 and December 31, 2022, prepaid and deposits consisted of the following:

	September 30, 2023	December 31, 2022
Prepaid expenses	$44,278	$89,819
Deposits	21,613	24,376
Deferred share issuance and listing expense	236,940	50,000
	$302,831	$164,195

Prepaids and deposits - current	292,058	153,422
Deposits- non-current	10,773	10,773

As of September 30, 2023 and December 31, 2022, the security deposit on the Company’s long-term lease in the amount of $10,773 is classified as a non-current deposit on the balance sheet.

6.	Inventory

As of September 30, 2023 and December 31 2022, inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$257,243	$81,133
Work in progress	143,166	116,984
Finished goods	98,900	32,028
	$499,309	$230,145

Cost of inventory recognized as expense in cost of sales for the nine months ended September 30, 2023 and 2022, totaled $193,805 and $233,728, respectively. In addition, the cost of inventory relating to samples given out and expensed in marketing and promotion for the nine months ended September 30, 2023 and 2022 totaled $96,184 and $29,437, respectively. As at September 30, 2023, and December 31, 2022, the Company recorded an allowance for inventory of $nil and $nil, respectively.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

7.	Property and equipment

	Equipment	Furniture and Fixtures	Computers	Total

Cost
Balance, December 31, 2021	$32,482	$-	$-	$32,482
Additions	24,222	8,365	2,940	35,527
Disposal	(6,188)	-	-	(6,188)
Foreign currency translation	-	-	(181)	(181)
Balance, December 31, 2022	$50,516	$8,365	$2,759	$61,640
Additions	2,658	8,533	-	11,191
Foreign currency translation	-	-	(7)	(7)
Balance, September 30, 2023	$53,174	$16,898	$2,752	$72,895

Accumulated depreciation
Balance, December 31, 2021	$2,757	$-	$-	$2,757
Depreciation	5,437	548	527	6,512
Disposal	(1,142)	-	-	(1,142)
Foreign currency translation	-	-	(22)	(22)
Balance, December 31, 2022	$7,052	$548	$505	$8,105
Depreciation	6,510	1,811	416	8,737
Foreign currency translation	-	-	(6)	(6)
Balance, September 30, 2023	$13,562	$2,359	$914	$16,836

Net book value
December 31, 2022	$43,464	$7,817	$2,254	$53,535
September 30, 2023	$39,612	$14,540	$1,838	$55,989

During the nine months ended September 30, 2023 and 2022, the Company capitalized depreciation of $914 and $880, respectively as part of the production of inventory.

8.	Operating lease

On June 1, 2022, the Company entered into a noncancelable operating lease that includes two property location, one which is being used as the Company’s office and the other as its lab for research and development and the production of inventory. The lease had a commencement date of June 1, 2022 and expires on May 31, 2025, after which the term will continue on a month-to-month basis.

On July 3rd, 2023, the Company amended the terms of the previously entered lease agreement to lease additional office space from the lessor. Rent increased from $10,773 to $13,477 per month commencing July 1, 2023, through May 31, 2025. The lease amendment required a remeasurement of the lease liability which resulted in an increase of $47,986 to the lease liability and an equal increase in the right of use asset as of July 1, 2023.

The Company recognized a total lease cost related to its noncancelable operating lease of $103,000 and $42,173, for the nine months ended September 30, 2023 and June 30, 2022, respectively. The lease cost has been allocated as follows based on the square footage of each property location.

	September 30, 2023	September 30, 2022
Office space, recorded in office and administration	$74,641	$29,569
Lab space, recorded in research and development	23,705	10,473
Lab space, capitalized to production of inventory	4,655	2,131
	$103,000	$42,173

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

As of September 30, 2023 and December 31, 2022, the Company recorded a security deposit of $10,773. (Note 5)

Future minimum lease payments under the Company’s operating lease that has an initial noncancelable lease term in excess of one year at September 30, 2023 are as follows:

As of September 30, 2023	Total
2023	$40,430
2024	161,721
2025	67,374
Thereafter	-
269,535
Less: Imputed interest	(25,316)
Operating lease liability	244,219

Operating lease lability – current	140,910
Operating lease lability – non-current	$103,309

The Company used a discount rate of 11.50% upon the remeasurement of the lease liability on July 1, 2023, compared to an original discount rate of 8% on lease commencement, as its incremental cost of borrowing and the remaining lease term as of September 30, 2023, is 1.67 years (December 31, 2022 – 2.42 years).

9.	Accounts payable and accrued liabilities

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable	$573,054	$222,461
Accrued liabilities	132,574	33,864
	$705,628	$256,325

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities include $22,212 and $11,621, respectively that is due to related parties in the ordinary course of business.

10.	Notes payable

In April and May 2022, the Company issued promissory notes to five investors (including two related parties of the Company) for a total amount of $183,970. The promissory notes carried simple interest at a rate of 8% per annum. On July 15 2022, the promissory notes and accrued interest of $2,614, converted into the Series A financing round in accordance with the original terms of the agreements. The conversion price was set at $0.80 (60% of the Series A preferred shares financing round price) and as a result the noteholders received 231,828 Series A preferred shares. In addition, the conversion terms contained a 100% warrant coverage ratio resulting in the note holders receiving 231,828 common stock purchase warrants with an exercise price of $2.01 (150% of the Series A financing round price).

11.	Derivative liabilities

We analyzed the common stock purchase warrants issued as partial settlement of the promissory notes payable on July 15, 2022 (Note 10), against the requirements of ASC 480, Distinguishing Liabilities from Equity, and determined that the warrants should be classified as financial liabilities since the terms allows for a cashless net share settlement at the option of the holder.

ASC 815, Derivatives and Hedging, requires that the warrants be accounted for as derivative liabilities with initial and subsequent measurement at fair value with changes in fair value recorded as other income (expense).

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
December 31, 2021	$-
Addition of new derivatives recognized as partial settlement of promissory notes	55,701
Change in fair value of derivative liabilities	12,754
Outstanding, December 31, 2022	$68,455
Change in fair value of derivative liabilities	451,054
Outstanding, September 30, 2023	$519,509

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and subsequent reporting period. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The following assumptions were used in the Black-Scholes option pricing model:

	September 30, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	4.80%	4.73%	3.12%
Expected life [1]	3.58 years	0.75 years	0.6 years
Expected dividend rate	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100.00%

As of September 30, 2023, the following derivative liability warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	April 27, 2027	2.01
80,388	April 27, 2027	2.01
12,563	April 27, 2027	2.01
231,828		2.01

As of December 31, 2022, the following derivative liability warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	May 9, 2027	2.01
80,388	May 24, 2027	2.01
12,563	May 25, 2027	2.01
231,828		2.01

As of September 30, 2023 and December 31, 2022, the weighted average life of derivative liability warrants outstanding was 3.58 and 4.36 years, respectively.

[1]	On April 28, 2023, the Company amended the warrant agreements for the 231,828 derivative liability warrants outstanding. The amendment removed the clause to automatically convert warrants to shares on IPO date and all warrants were given an expiry date of April 27, 2027. This led to an increase in the expected life input in the Black-Scholes model as of September 30, 2023 compared to the December 31, 2022, when the Company used the expected IPO date to calculate the expected life of the warrants.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

12.	Equity

Common Stock

Authorized

As of September 30, 2023 and December 31, 2022, the Company had 300,000,000 and 19,000,000 common stock authorized, respectively, each having a par value of $0.0001.

Issued and outstanding

As of September 30, 2023, and December 31, 2022, the Company had 10,118,834 and 9,568,475 shares issued and outstanding, respectively.

Transactions during the nine months ended September 30, 2023

On January 6, 2023, the Company issued 62,500 common stock upon the exercise of 62,500 stock options with an exercise price of $0.60 per common stock for $37,500, of which $6 was recognized in common stock and the remaining $37,494 in additional paid-in capital.

On March 2, 2023, the Company issued 250,000 common stock and 250,000 common stock purchase warrants for $750,000, of which $25 was recognized in common stock and the remaining $749,975 in additional paid-in capital. These warrants are accounted for as equity warrants.

On April 14, 2023, the Company issued 97,681 common stock, of which $10 was recognized in common stock and the remaining $293,579 in additional paid-in capital.

On May 15, 2023, the Company issued 10,000 common stock, of which $1 was recognized in common stock and the remaining $29,999 was recognized in additional paid-in capital.

On August 25, 2023, the Company issued 46,666 common stock, of which $5 was recognized in common stock and the remaining $139,995 was recognized in additional paid-in capital.

On September 13, 2023, the Company issued 83,882 common stock and 99,998 common stock purchase warrants, of which $8 was recognized in the common stock and the remaining $249,996 was recognized in additional paid-in capital. These warrants are accounted for as equity warrants.

Transactions during the nine months ended September 30, 2022.

There was no common stock transactions during the nine months ended September 30, 2022.

Preferred Stock

Authorized

As of September 30, 2023 and December 31, 2022, the Company had 213,730 stock of Series Seed 1 preferred stock authorized, each having a par value of $0.0001 per stock.

As of September 30, 2023 and December 31, 2022, the Company had 3,635,252 stock of Series Seed 2 preferred stock authorized, each having a par value of $0.0001 per stock.

As of September 30, 2023 and December 31, 2022, the Company had 2,982,003 stock of Series A preferred stock authorized, each having a par value of $0.0001 per stock.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

Issued and outstanding

As of September 30, 2023 and December 31, 2022, the Company had 213,730 Series Seed 1 preferred stock issued and outstanding.

As of September 30, 2023 and December 31, 2022, the Company had 3,635,252 Series Seed 2 preferred stock issued and outstanding.

As of September 30, 2023 and December 31, 2022, the Company had 1,861,799 Series A preferred stock issued and outstanding.

Transactions during the nine-month ended September 30, 2023.

There was no preferred stock transactions during the nine months ended September 30, 2023

Transactions during the nine-month ended September 30, 2022.

On July 15, 2022, the Company closed the first tranche of its Series A Financing and issued 1,090,029 Series A preferred shares for gross proceeds of $1,462,146, of which $109 was recognized in preferred stock and the remaining $1,462,037 in additional paid-in capital. In addition, the Company issued 231,828 Series A preferred shares and 231,828 common stock purchase warrants upon conversion of $186,584 of promissory notes and accrued interest, of which $23 was recognized in preferred stock, $55,701 as derivative liabilities at fair value, and the remaining $130,860 in additional paid-in capital.

On July 27, 2022, the Company closed the second tranche of its Series A Financing and issued 349,790 Series A preferred shares for gross proceeds of $469,207, of which $35 was recognized in preferred stock and the remaining $469,172 in additional paid-in capital.

On August 4, 2022, the Company closed the third tranche of its Series A Financing and issued 111,884 Series A preferred shares for gross proceeds of $150,080, of which $11 was recognized in preferred stock and the remaining $150,069 in additional paid-in capital.

Equity Warrants

Transactions during the nine-month ended September 30, 2023.

On March 2, 2023, the Company issued 250,000 common stock and 250,000 common stock purchase warrants. Each warrant is exercisable at $3.00 per common stock. The warrants shall be exercisable, in whole or in part at the issue date but such exercisability shall cease upon the date of the Company’s IPO and listing of its common shares on the Nasdaq Capital Market or other Trading Market and shall continue to be exercisable in whole or in part immediately after the Lock-up Period but no later than the Warrant Expiration Date or Accelerated Warrant Expiration Date (the “Exercise Period”). In the event of the Company’s initial public offering and listing of shares of its common stock on a Trading Market, the Company shall notify the holder at least fifteen (15) calendar days prior to the consummation of such IPO. “Trading Market” shall mean a “national securities exchange” that has registered with the SEC under Section 6 of the Securities Exchange Act of 1934. The Expiration Date shall be the earlier of (i) three years and one hundred eighty (180) days from the issue date (the “Warrant Expiration Date”) or (ii) upon the Company’s reasonable judgment and written notice to the purchaser, of the Company’s option to accelerate the Warrant Expiration Date whereby upon purchaser’s receipt of the Company’s written notice of acceleration during the Exercise Period, the Purchaser’s option to exercise any number of warrants shall occur no later than fourteen (14) days following the receipt of the written notice of acceleration (the “Accelerated Warrant Expiration Date”). For the avoidance of doubt, it shall be reasonable for the Company to accelerate the Expiration Date of this warrant to coincide with transactions including, but not limited to (i) a change of control including but not limited to the voluntary or involuntary sale, assignment, transfer or other disposition, or transfer by operation of law, of more than 50% of any direct or indirect equity interest of the Company; or (ii) a subsequent capital financing other than the IPO consisting of but not limited to an offer or proposal for, or indication of interest in, the issuance of debt or the capital stock of the Company.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

On September 13, 2023, the Company issued 83,332 common stock and 99,998 common stock purchase warrants. Each warrant is exercisable at $3.00 per common stock. The Warrants shall be exercisable, in whole or in part immediately upon issuance, but such exercisability shall cease upon the date of the Company’s initial public offering (the “IPO”) and listing of its Common Shares on the Nasdaq Capital Market or other Trading Market (as defined herein) and will only become exercisable after the expiration of one hundred eighty (180) days following the Company’s initial public offering (the “Lock-up Period”). The expiration date shall be three years and one hundred eighty (180) days following the issuance of the Warrant Shares.

Transactions during the nine months ended September 30, 2022.

There was no equity warrant activity during the nine months ended September 30, 2022.

As of September 30, 2023, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
250,000	August 28, 2026	3.00
99,998	March 12, 2027	3.00
349,998		3.00

As of December 31, 2022, there were no equity warrants outstanding.

As of September 30, 2023, and December 31, 2022, the weighted average life of equity warrants outstanding was 3.07 and Nil years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock. The aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,734,188 shares. The plan shall remain in effect until it is terminated by the Board of Directors.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

Transactions during the nine-month ended September 30, 2023.

On February 1, 2023, the Company granted 10,000 stock options with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $10,767 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

From May 12, 2023 to June 30, 2023, the Company granted 222,500 stock options (includes 80,000 each to two of its newly appointed independent directors) with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $584,787 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

On June 30, 2023, the Company cancelled and reissued 80,000 options previously issued to an advisor of the Company upon their appointment as a director effective June 1, 2023. The cancelled and re-issued options had the same exercise price of $5.00 per common stock and the same vesting terms and expiry date, and as such the cancellation and reissuance had no impact on the Company’s consolidated financial statements.

On July 1, 2023, the Company granted 1,500 stock options with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $3,940 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

Transactions during the nine months ended September 30, 2022.

On April 25, 2022, the Company granted 45,000 stock options with a contractual life of ten years and an exercise price of $0.60 per common stock. These stock options were valued at $11,617 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On June 1, 2022, the Company granted 16,000 stock options with a contractual life of ten years and an exercise price of $1.34 per common stock. These stock options were valued at $19,393 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

From July 1, 2022 to September 30, 2022, the Company granted 226,000 stock options a contractual life of ten years and an exercise price of $1.34 per common stock. These stock options were valued at $273,981 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

The following assumptions were used in the Black-Scholes option pricing model during the nine months ended September 30, 2023, and year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Risk-free interest rate	3.39-3.86%	2.81% - 4.07%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the period ended September 30, 2023 and year ended December 31, 2022 is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2021	1,133,334	$0.60
Granted	412,000	2.19
Forfeited	(137,500)	0.60
Exercised	(41,667)	0.60
Outstanding, December 31, 2022	1,366,167	1.08
Granted	234,000	5.00
Exercised	(62,500)	0.60
Outstanding, September 30, 2023	1,537,667	1.70

As of September 30, 2023, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
841,667	561,117	February 8, 2031	0.60
50,000	33,340	February 27, 2031	0.60
45,000	15,938	April 25, 2032	0.60
16,000	5,000	June 1, 2032	1.34
110,000	32,083	July 1, 2032	1.34
100,000	27,083	August 8, 2032	1.34
16,000	4,000	September 30, 2032	1.34
80,000	20,000	September 30, 2032	5.00
10,000	-	October 15, 2032	1.34
10,000	-	November 1, 2032	1.34
5,000	-	November 1, 2032	5.00
20,000	-	December 12, 2032	5.00
10,000	-	February 1, 2033	5.00
50,000	-	April 16, 2033	5.00
80,000	-	May 1, 2033	5.00
80,000	-	January 25, 2033	5.00
10,000	-	June 27, 2033	5.00
2,500	-	July 10, 2033	5.00
1,500	-	July 1, 2033	5.00
1,537,667	698,561		1.70

As of September 30, 2023, the weighted average life of stock options outstanding was 8.09 years (December 31, 2022 – 8.58 years).

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

During the nine months ended September 30, 2023 and 2022, the Company recorded $346,549 and $94,099, respectively, in share-based compensation expense, of which $337,551 and $8,998, and $90,271 and $3,828, respectively is included in office and administration and research and development, respectively.

13.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Chairman and former President, significant shareholder through BWL Investments Ltd. Resigned as President effective October 11, 2022.

●	Jordan Plews, CEO and Director, significant shareholder through JP Bio Consulting LLC

●	Graydon Bensler, CFO and Director

●	Yi Guo, Former Director, resigned effective September 29, 2022

●	Tim Sayed, Chief Medical Officer

●	Brenda Buechler, Chief Marketing Officer

●	Christoph Kraneiss, Chief Commercial Officer

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Director (appointed June 1, 2023)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, significant shareholder and controlled by Jordan Plews

●	BWL Investments Ltd., significant shareholder and controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control. The remuneration of directors and key management personnel is as follows:

	Three months ended September 31, 2023	Three months ended September 30, 2022	Nine months ended September 31, 2023	Nine months ended September 30, 2022
Consulting fees	$51,250	$51,250	$153,750	$147,998
Salaries	159,874	63,784	476,126	252,879
Share-based compensation	124,994	29,860	247,348	80,259
	$336,118	$144,894	$877,224	$481,136

During the nine months ended September 30, 2023, the Company incurred consulting fees of $63,750 (September 30, 2022 - $57,998) to GB Capital Ltd., a company controlled by Graydon Bensler, CFO and Director. In addition, the Company incurred consulting fees of $90,000 (September 30, 2022 - $90,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

Jordan Plews, CEO and Director, earned a Salary of $168,050 and $171,721, respectively during the nine months period ended September 30, 2023 and 2022 (includes employer taxes of $18,050 and $11,720, respectively).

Brenda Buechler, Chief Marketing Officer, earned a Salary of $159,950 and $56,803, respectively during the nine month periods ended September 30, 2023 and 2022 (includes employer taxes of $17,446 and $4,303 respectively).

Christoph Kraneiss, Chief Commercial Officer, earned a Salary of $148,131 and $24,354, respectively during the nine month periods ended September 30, 2023 and 2022 (includes employer taxes of $13,131 and $1,854, respectively).

On February 9, 2021, the Company granted 800,000 stock options to four related parties (200,000 stock options each) with a contractual life of ten years and exercise price of $0.60 per share of common stock. These stock options were valued at $203,972 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On June 1, 2023, the Company granted 160,000 stock options to directors of the company (80,000 stock options each) with a contractual life of ten years and exercise price of $5.00 per share of common stock. These stock options were valued at $420,521 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On June 1, 2023, the Company cancelled and re-issued 80,000 stock options to a director of the company with a contractual life of ten years and exercise price of $5.00 per share of common stock. The cancelled and re-issued options had the same exercise price of $5.00 per common stock and the same vesting terms and expiry date, and as such the cancellation and reissuance is not expected to impact on the Company’s consolidated financial statements. (Note 12).

Details of the fair value of the options granted to each individual and the related expense recorded for the nine month periods ended September 30, 2023 and 2022 are as follow:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Grant date fair value of stock options
Braeden Lichti, Former Chairman and President	$5,398	$11,571	$50,993
Graydon Bensler, CFO and Director	5,398	11,571	50,993
Jordan Plews, CEO and Director	5,398	11,571	50,993
Tim Sayed, Chief Medical Officer	5,398	11.571	50,993
Jeffrey Parry, Director	21,177	-	107,669
Julie Daley, Director	56,022	-	210,245
Crystal Muilenburg, Director	46,725	-	210,245
	$145,516	$46,284	$732,131

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

On July 20, 2021, the Company granted 200,000 stock options to a related party, Yi Guo, former Director, with a contractual life of ten years and exercise price of $0.60 per share of common stock. These stock options were valued at $51,014 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. On October 17, 2022, Yi Guo resigned from the board of directors of the Company and as a result, 137,500 unvested options were forfeited. The remaining 62,500 vested option remain exercisable for 3 months after the resignation. On January 6, 2023, Yi Guo exercised the remaining 62,500 options. The share-based compensation expense recorded for the nine months ended September 30, 2023 and 2022 relating to these stock options was $Nil and $1,425, respectively.

During the second and third quarter of 2022, the Company granted 250,000 stock options to two related parties (150,000 stock options to Brenda Buechler, Chief Marketing Officer, and 100,000 options to Christoph Kraneiss, Chief Commercial Officer) with a contractual life of ten years and weighted average exercise price of $1.22 per share of common stock. These stock options were valued at $264,906 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. Details of the fair value granted to each individual and the related expense recorded for the nine months ended September 30, 2023 and 2022 is as follow:

	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Grant date fair value of stock options
Brenda Buechler, Chief Marketing Officer	$53,008	$22,189	$143,679
Christoph Kraneiss, Chief Commercial Officer	48,824	10,362	121,227
	$101,832	$32,551	$264,906

As of September 30, 2023 and December 31, 2022, the Company had $222,675 and $142,705, respectively due to companies controlled by Braeden Lichti, of which $12,675 and $22,705, respectively is unsecured, non-interest bearing and are due on demand. The remaining $210,000 and $120,000, respectively due as of September 30, 2023 and December 31, 2022, is payable to Northstrive Companies Inc. for consulting services rendered by Braeden Lichti (the “Fees”). Payment of the Fees will be deferred until the earlier of either (a) the Company raising an aggregate of at least $2,000,000 of equity and/or debt investment from and after October 1, 2022, (b) the Company becomes listed on any established stock exchange or a national market system including without limitation the New York Stock Exchange, the Nasdaq Capital Market of The Nasdaq Stock Market, or (c) the Board determines that the Company has sufficient cash flows to support payment of the foregoing amounts of Fees due at the time of that determination. The Fees earned prior to March 31, 2023 shall be payable in cash payment or in the form of Series A preferred stock priced at $1.34138 per share (the “Original Series A Issue Price”) equal to the value of the Fees then due. While the Fees earned after April 1, 2023 shall be payable in cash payment or in the form of Series A preferred stock priced at $3 per share.

As of September 30, 2023, accounts payable and accrued liabilities include $7,442 (December 31, 2022 - $7,165) in consulting fees payable to Graydon Bensler, CFO and Director, $7,831 (December 31, 2022 - $1,485) to companies controlled by Braeden Lichti, and $4,272 (December 31, 2022 - $2,971) to Jordan Plews, CEO and Director, for expenses incurred on behalf of the Company.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited – Expressed in thousands of United States Dollars)

14.	Commitments and Contingencies

There were no commitments as of September 30, 2023 and December 31, 2022 or during the periods then ended.

The Company had an ongoing dispute with a vendor regarding unpaid invoices. The Company disputed the services claimed to have been rendered by the vendor. In May 2023, the Company and the vendor agreed to settle the matter, resulting in the Company agreeing to pay a final settlement of Cnd$12,500 (approximately $9,225), an amount that is significantly less than the unpaid invoices originally claimed by the vendor. The Company included the settlement amount in accrued liabilities as of December 31, 2022 and the amount was paid over to the vendor during the nine months ended September 30, 2023.

15.	Concentrations

Customers

During the nine month period ended September 30, 2023, the Company recorded 14% of its revenue from its largest customer. The Company’s largest customer relates to sales to a wholesaler during the period. During the nine months ended September 30, 2022, the Company recorded 55% of its revenue from a single customer. The company’s largest customer relates to sales to a wholesaler during the period.

As of September 30, 2023 and December 31, 2022, the Company had $49 and $nil receivables due from this customer, respectfully, and $nil and $5,992, respectfully, in customer deposits were received from its largest customer.

The Company expects its dependence on major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the nine month period ended September 30, 2023 and 2022, the Company had 3 key suppliers that represented approximately 66% and 72%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplier 1	26%	46%
Supplier 2	23%	14%
Supplier 2	17%	12%
	66%	72%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

16.	Subsequent Events

Management has evaluated events subsequent to the period ended September 30, 2023, up to December 11, 2023, and has identified the following transactions or other events that may require adjustment of and/or disclosure in the condensed consolidated financial statements.

Initial Public Offering

On November 21, 2023, the Company successfully completed its Initial Public Offering (IPO) and commenced trading on the NASDAQ Stock Market under the ticker symbol ELAB.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report to “we,” “us,” “Elevai” or the “Company” refer to Elevai Labs Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Forward-Looking Statements

This quarterly report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organization and Overview of Operations

Elevai Labs Inc. was incorporated in Delaware in June 2020. We are a topical skincare company specializing in aesthetic biotechnology. We have created, and continue to research, and commercialize innovative and science-driven topical skincare technologies for the medical aesthetic skincare market. We principally produce, commercialize, distribute, and sell a new generation of cosmetic topical products containing our proprietary stem cell-derived Elevai ExosomesTM.

In June 2021, we entered into an agreement with Elevai Research Inc. (formerly Reactive Medical Inc.), a Canadian company under common control, whereby we purchased substantially all of the assets and liabilities Elevai Research Inc.

To bring our products to market, we developed a robust fully-commercialized process from source to skin (exosome secretion to product bottling) that holds and utilizes advanced patent pending knowledge alongside our cohesive production process. Our specialty product lines are topically applied to the skin to aid in the reduction of the appearance of a range of the most common skin conditions, including pre-mature aging, oxidative stress, photodamage, hyperpigmentation, elasticity, and soft tissue deficits, such as fine lines and wrinkles. We primarily sell our products through the physician dispensed channel.

Outlook

Management’s Plans

Over the next twelve months we intend to focus on:

●	Expanding our internal sales force, hiring new employees to accelerate commercialization of our products;

●	Utilizing clinical validation studies to show the efficacy of our products;

●	R&D to create new product formulations and bring them to market;

●	Expanding our distribution partnerships internationally

Results of Operations

Comparison of the nine months ended September 30, 2023 and 2022.

The following table provides certain selected financial information for the periods presented:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022	Change
Revenue	$1,014,004	$627,379	$386,625
Cost of revenue	$341,122	$273,480	$67,642
Gross profit	$672,882	$353,899	$318,983
Gross profit percentage	66%	$56%	10%
Depreciation	$7,824	$3,325	$4,499
Marketing and Promotion	$316,436	$134,762	$181,674
Consulting Fees	$316,468	$248,163	$68,305
Office and Administration	$1,628,931	$639,714	$989,217
Professional Fees	$450,384	$94,865	$355,519
Investor Relations	$84,820	$32,216	$52,604
Research and Development	$303,769	$167,888	$135,881
Foreign exchange (gain) loss	$(480)	$1,392	$(1,872)
Travel and entertainment	$250,000	$148,495	$101,505
Total operating expenses	$3,358,152	$1,470,820	$1,887,332
Loss from operations	$(2,685,270)	$(1,116,921)	$(1,568,349)
Other expenses[1]	(458,331)	(30,690)	(427,641)
Net loss	$(3,143,601)	$(1,147,611)	$(1,995,990)
Total Comprehensive Loss	$(3,142,839)	$(1,147,595)	$(1,995,244)
Basic and dilutive loss per common share	$(0.318)	$(0.120)	$(0.198)
Weighted average number of shares outstanding – basic and diluted	9,900,744	9,526,808	373,936

[1]	Other expenses relates to interest income, interest expense, loss on sale of equipment and fair value gain/loss on derivative liability.

Revenue

Revenue for the nine months ended September 30, 2023, was $1,014,004 as compared to $627,379 for the nine months ended September 30, 2022, an increase of $386,625.

Our revenue by product category is as follows:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Enfinity	$509,089	232,187
Empower	408,166	51,174
White label distributor	96,750	344,018
Total Revenue	$1,014,004	627,379

During the nine months ended September 30, 2022, the Company sold 1,581 bottles of Enfinity, produced its first batch, and sold 86 single Empower tubes (equivalent to 10.75 eight packs) as well as 182 eight packs of Empower, and sold approximately 345 liters under a white label distributor agreement. During the nine months ended September 30, 2023, the Company sold 4,469 bottles of Enfinity and sold 969 (eight packs) of Empower tubes. Additionally, the Company sold approximately 48 liters under a white label distributor agreement. The Company has seen significant growth in sales since its commercialization in Q1 2022.

Cost of Revenue

Cost of Revenue for the nine months ended September 30, 2023, was $341,122 as compared to $273,480 for the nine months ended September 30, 2022.

Our cost of revenue by product category is as follows:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Enfinity	$192,044	$76,559
Empower	110,988	22,051
White label distributor	38,090	174,870
Total Cost of Revenue	$341,122	$273,480

The increase in cost of revenue is directly attributed to the increase in sales during the nine months ended September 30, 2023, compared to 2022. The following is a breakdown of the components of cost of revenue:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Cost of inventory	$187,135	$225,908
Sales commission	86,567	32,574
Shipping cost	60,750	7,178
Inventory write down and wastage	6,670	7,820
Total Cost of Revenue	$341,122	$273,480

Gross Profit

The following is a breakdown of gross profit percentage by product category:

	Nine Months ended September 30, 2023	Nine Months ended September 30, 2022
Enfinity	62%	67%
Empower	73%	57%
White label distributor	61%	49%
Overall Gross Profit Percentage	66%	56%

Gross profit for the nine months ended September 30, 2023, was $672,882 as compared to $353,899 for the nine months ended September 30, 2022, an increase of $318,983. This represents an overall gross margin percentage of 66% during the nine month period ending September 30, 2023, compared to 56% in the nine month period ending September 30, 2022. The overall increase in gross margin percentage is primarily due to the increase in the gross margin on the Empower product category, and that the Company sold a higher ratio of Enfinity and Empower products compared to while label distributor sales which, are sold at a lower margin.

The increase in the gross margin percentage on Empower from 57% during the nine months ended September 30, 2022 to 73% in the nine months ended September 30, 2023, is primarily related to the write down, during 2022, of Empower tubes that were the wrong size, as well as an increase sales from our internal sales force compared to distributor sales, which yield a higher gross margin. The decrease in the gross margin percentage on Enfinity from 67% during the nine months ended September 30, 2022 to 62% in the nine months ended September 30, 2023, is primarily related to higher sales commissions as the Company hired more sales reps to drive sales. The increase in the white label distributor gross margin from 49% to 61% is due to the Company achieving a higher sales price from the sale of 5ml units compared to 30ml or 50ml units. During the nine months ended September 30, 2023, all of the white label distributor sales were 5ml units, compared to the majority being 30ml and 50ml units during the 2022 comparative period.

Research and Development Expenses (“R&D”)

R&D expenses for the nine months ended September 30, 2023, were $303,769 compared to $167,888 for the nine months ended September 30, 2022, an increase of $135,881. R&D related to the Company’s Enfinity, Empower and white label distributor products. The increase in R&D is mainly driven by an increase in lab employees hired towards the end of July 2022. In addition, the Company was in its old lab location during Q1 2022 compared to the new lab location in the nine months ended September 30, 2023 period (the Company has been in its new lab since July 2022). The new lab location has a higher production and R&D capacity which brings an increase in rent and utilities. During both the nine months ended September 30, 2023 and 2022, the Company’s lab staff worked on increasing the efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the nine months ended September 30, 2023, were $316,436 compared to $134,762 for the nine months ended September 30, 2022, an increase of $ 181,674. The Company increased its marketing and promotion efforts to drive sales, which included giving out product samples with a cost of $96,184 during the nine months ended September 30, 2023, compared to only $29,437 during the nine months ended September 30, 2022.

Office and Administrative Expenses

Office and administrative expenses for the nine months ended September 30, 2023, were $1,628,931, compared to $639,714 for the nine months ended September 30, 2022, an increase of $989,217. The increase is mainly the result of salaries and wages of $1,000,313 and office rent of $89,600 incurred for the nine months ended September 30, 2023, compared to $384,322 and $47,947 in the nine months ended September 30, 2022, a combined increase of $657,644. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, office and administrative expenses also include share-based compensation of $337,551, compared to $90,271 in nine months ended September 30, 2022, an increase of $247,280. The increase in share-based compensation expense is due to the continued vesting of stock options granted during 2021 and 2022, with additional options issued during 2023. The remaining increase is consistent with the increase in operations in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Consulting Fees

Consulting fees for the nine months ended September 30, 2023, were $316,468, compared to $248,163 for the nine months ended September 30, 2022, an increase of $68,305. During the nine months ended September 30, 2023, and 2022, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and CFO) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the nine months ended September 30, 2023, was $450,384, compared to $94,865 for the nine months ended September 30, 2022, an increase of $355,519. Professional fees comprise of legal, audit and accounting services. The increase during the nine months ended September 30, 2023, is primarily due to an increase in audit, legal and accounting services pursuant to the Company’s goal of filing its preliminary initial registration (S-1 Form) with the SEC and completing an initial public offering (“IPO”).

Travel and Entertainment

Travel and entertainment for the nine months ended September 30, 2023, was $250,000, compared to $148,495 for nine months ended September 30, 2022, an increase of $101,505. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The increase in the nine months ended September 30, 2023, compared to 2022 is due to the Company increasing its presence at trade shows and conferences to raise awareness of the Company, its products and to drive business development.

Investor Relations

Investor relations for the nine months ended September 30, 2023, was $84,820, compared to $32,216 for the nine months ended September 30, 2022. The increase in investor relations spending is consistent with the Company’s growth strategy.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022.

The following table provides certain selected financial information for the periods presented:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022	Change
Revenue	$554,654	$432,122	$122,532
Cost of revenue	$188,509	$194,428	$(5,919)
Gross profit	$366,145	$237,694	$128,451
Gross profit percentage	66%	$55%	11%
Depreciation	$2,439	$1,630	$809
Marketing and Promotion	$99,709	$73,273	$26,436
Consulting Fees	$82,781	$109,443	$(26,662)
Office and Administration	$664,922	$312,297	$352,625
Professional Fees	$143,654	$49,706	$93,948
Investor Relations	$9,100	$18,430	$(9,330)
Research and Development	$86,374	$89,325	$(2,951)
Foreign exchange (gain) loss	$(3,113)	$(465)	$(2,648)
Travel and entertainment	$65,830	$55,892	$9,938
Total operating expenses	$1,151,696	$709,531	$442,165
Loss from operations	$(785,551)	$(471,837)	$(313,714)
Other expenses[1]	2,504	(27,248)	29,752
Net loss	$(783,047)	$(499,085)	$(283,962)
Total Comprehensive Loss	$(782,660)	$(499,311)	$(283,349)
Basic and dilutive loss per common share	$(0.078)	$(0.052)	$(0.026)
Weighted average number of shares outstanding – basic and diluted	10,023,002	9,526,808	496,194

[1]	Other expenses relates to interest income, interest expense, loss on sale of equipment and fair value gain/loss on derivative liability.

Revenue

Revenue for the three months ended September 30, 2023, was $554,654 as compared to $432,122 for the three months ended September 30, 2022, an increase of $122,532.

Our revenue by product category is as follows:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022
Enfinity	$252,035	153,262
Empower	205,869	30,892
White label distributor	96,750	247,968
Total Revenue	$554,654	432,122

During the three months ended September 30, 2022, the Company sold 999 bottles of Enfinity, sold 145 Empower eight packs as well as 24 single Empower tubes (equivalent to 3 eight packs) and sold approximately 298 liters under a white label distributor agreement. During the three months ended September 30, 2023, the Company sold 2,388 bottles of Enfinity and sold 483 (eight packs) of Empower tubes and sold 48 liters under a white label distributor agreement. The Company has seen significant growth in sales since its commercialization in Q1 2022.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2023, was $188,509 as compared to $194,428 for the three months ended September 30, 2022.

Our cost of revenue by product category is as follows:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022
Enfinity	$93,661	$48,031
Empower	56,758	9,663
White label distributor	38,090	136,734
Total Cost of Revenue	$188,509	$194,428

The Company achieved an overall decrease in cost of revenue despite the overall increase in sales. This is driven by an increase in the overall gross margin from 55% to 66%, as further explained below. The following is a breakdown of the components of cost of revenue:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022
Cost of inventory	$113,239	$169,286
Sales commission	39,150	19,952
Shipping cost	32,372	5,190
Inventory write down	3,748	-
Abnormal Wastage	-	-
Total Cost of Revenue	$188,509	$194,428

Gross Profit

The following is a breakdown of gross profit percentage by product category:

	Three Months ended September 30, 2023	Three Months ended September 30, 2022
Enfinity	63%	69%
Empower	72%	69%
White label distributor	61%	45%
Overall Gross Profit Percentage	66%	55%

Gross profit for the three months ended September 30, 2023, was $366,145 as compared to $237,694 for the three months ended September 30, 2022, an increase of $128,451. This represents an overall gross margin percentage of 66% during the three month period ending September 30, 2023, compared to 55% in the three month period ending September 30, 2022. The overall increase in gross margin percentage is primarily due to the increase in the gross margin on the Empower product category, and that the Company sold a higher ratio of Enfinity and Empower products compared to while label distributor sales which, are sold at a lower margin.

The decrease in the gross margin percentage on Enfinity from 69% during the three months ended September 30, 2022 to 63% in the three months ended September 30, 2023, is primarily related to an increase in commission paid to sales representatives. The increase in the gross margin percentage on Empower from 69% during the three months ended September 30, 2022 to 72% in the three months ended September 30, 2023 is primarily related to the Company achieving a reduction in the weighted average per unit cost of its Empower product. The increase in the white label distributor gross margin from 45% to 61% is due to the Company achieving a higher sales price from the sale of 5ml units compared to 30ml or 50ml units. During the three months ended September 30, 2023, all of the white label distributor sales were 5ml units, compared to only 30ml and 50ml units during the 2022 comparative period.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended September 30, 2023, were $86,374 compared to $89,325 for the three months ended September 30, 2022, a decrease of $2,951. R&D costs related to the Company’s Enfinity, Empower and white label distributor products. The decrease relates to less money spend on consulting firms to assist in R&D for the Company’s products in the three months ended September 30, 2023.

Marketing and Promotion

Marketing and promotion expenses for the three months ended September 30, 2023, were $99,709 compared to $73,273 for the three months ended September 30, 2022, an increase of $26,436. The Company increased its marketing and promotion efforts to drive sales, which included giving out product samples with a cost of $31,466 during the three months ended September 30, 2023, compared to only $17,030 during the three months ended September 30, 2022.

Office and Administrative Expenses

Office and administrative expenses for the three months ended September 30, 2023, were $664,922, compared to $312,297 for the three months ended September 30, 2022, an increase of $352,625. The increase is mainly the result of salaries and wages of $392,163 and office rent of $35,462 incurred for the three months ended September 30, 2023, compared to $193,975 and $32,666 in the three months ended September 30, 2022, a combined increase of $200,984 The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations during the three months ended September 30, 2023. During the three months ended September 30, 2023, office and administrative expenses also include share-based compensation of $158,813, compared to $33,864 in three months ended September 30, 2022, an increase of $124,949. The increase in share-based compensation expense is due to the continued vesting of stock options granted during 2021 and 2022, with additional options issued during 2023. The remaining increase is consistent with the increase in operations in the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Consulting Fees

Consulting fees for the three months ended September 30, 2023, were $82,781, compared to $109,443 for the three months ended September 30, 2022, a decrease of $26,662. During the three months ended September 30, 2023, and 2022, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and CFO) in a consulting capacity.

Professional Fees

Professional fees for the three months ended September 30, 2023, was $143,654, compared to $49,706 for the three months ended September 30, 2022, an increase of $93,948. Professional fees comprise of legal, audit and accounting services. The increase during the three months ended September 30, 2023, is primarily due to an increase in audit, legal and accounting services pursuant to the Company’s goal of filing its preliminary initial registration (S-1 Form) with the SEC and completing an initial public offering (“IPO”).

Travel and Entertainment

Travel and entertainment for the three months ended September 30, 2023, was $65,830, compared to $55,892 for the three months ended September 30, 2022, an increase of $9,938. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The increase in the three months ended September 30, 2023, compared to 2022 is due to the Company increasing its presence at trade shows and conferences to raise awareness of the Company, its products and to drive business development.

Investor Relations

Investor relations for the three months ended September 30, 2023, was $9,100, compared to $18,430 for the three months ended September 30, 2022. The decrease in investor relations spending is attributed to the conclusion of an annual contract with an investor relations firm during the three months ended September 30, 2023.

Liquidity and Capital Resources

The accompanying unaudited condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations.

As of September 30, 2023, and December 31, 2022, the Company had a net working capital deficit of $366,971, and a positive working capital $963,050, respectively, and has an accumulated deficit of $5,865,974 and $2,722,373, respectively. In addition, as of September 30, 2023, the Company has a total equity deficit of $163,895. Furthermore, for nine months ended September 30, 2023, and 2022, the Company incurred a net loss of $3,143,601 and $1,147,611, respectively and used $2,168,661 and $1,079,472 respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure, research and development and inventory production. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and the issuance of common and preferred stock. As of September 30, 2023, we had cash of $476,855, with $1,154,901 as of December 31, 2022.

The following table provides selected financial data as of September 30, 2023, December 31, 2022, respectively.

	September 30, 2023	December 31, 2022	Change
Current assets	$1,276,604	$1,551,322	$(274,718)
Current liabilities	$1,643,575	$588,272	$1,055,303
Working capital	$(366,971)	$963,050	$(1,330,021)

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Month Ended September 30, 2023	Nine Month Ended September 30, 2022	Change
Cash used in operating activities	$(2,168,661)	$(1,079,472)	$(1,089,189)
Cash used in investing activities	$(11,191)	$(33,427)	$22,236
Cash provided by financing activities	$1,501,085	$2,275,161	$(774,076)

Cash Used in Operating Activities

For the nine months ended September 30, 2023, net cash flows used in operating activities was $2,168,661 compared to $1,079,472 used during the nine months ended September 30, 2022, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Used in Investing Activities

During the nine months ended September 30, 2023, and 2022, we used $11,191 and $33,427, respectively, in investing activities primarily related to the purchase of equipment for our lab space to be used on the production of inventory and research and development, as well as the purchase of equipment for use at conferences and trade shows.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, we had cash flows provided by financing activities of $1,501,085 compared to $2,275,161, financing activities during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company raised $1,463,585 through the issuance of common stock and common stock purchase warrants, and another $37,500 upon the exercise of stock options in exchange for common stock.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the condensed interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed interim consolidated financial statements in the period they are determined.

The Company’s policy for property and equipment requires judgement in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off/impaired to the condensed interim consolidated statement of operations.

The assessment of whether the going concern assumption is appropriate requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the date the financial statements are issued. The Company is aware that material uncertainties related to events or conditions may cast substantial doubt upon the Company’s ability to continue as a going concern.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. Since ASU 2014-09 was issued, several additional ASUs have been issued to clarify various elements of the guidance. These standards provide guidance on recognizing revenue, including a five-step model to determine when revenue recognition is appropriate.

The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product to a customer. Revenue is measured based on the consideration the Company expects to receive in exchange for those products. In instances where financial acceptance of the product is specified by the customer, revenue is deferred until all acceptance criteria have been met. Revenues are recognized under ASC 606, “Revenue from Contracts with Customers,” in a manner that reasonably reflects the delivery of its products and services to customers in return for expected consideration.

The Company generates revenue through the sale of skincare products. Revenue from the sale of skincare products are recognized at the point in time when the Company considered revenue realized or realizable and earned, which is typically when all of the five following criteria are met: (1) the contract with the customer is identifiable (i.e. when a sales transaction has been entered into between the Company and the customer), (2) the performance obligation in the contract is identifiable (i.e. the customer has ordered a known quantity of product to be delivered), (3) the transaction price is determinable (i.e. the customer has agreed to the Company’s price for the products ordered), (4) the Company is able to allocate the transaction price to the performance obligations in the contract, and (5) the performance obligations have been satisfied, which is typically upon delivery of the product to the customer.

Transaction prices for performance obligations are explicitly outlined in relevant agreements; therefore, the Company does not believe that significant judgements are required with respect to the determination of the transaction price, including any variable consideration identified.

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the nine months ended September 30, 2023, and 2022.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary, Elevai Research Inc. (“Elevai Research”) is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of Elevai Research are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Inventory

Inventory consists of raw materials, work-in-progress and finished goods and are valued at the lower of cost or net realizable value. The Company’s manufacturing process involves the production of our proprietary stem cell-derived Elevai ExosomesTM. Finished goods consists of a new generation of cosmetic topical products containing our proprietary stem cell-derived Elevai ExosomesTM. Cost is determined using the weighted average cost formula. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower.

Stock-Based Compensation

Employees – The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed interim consolidated statement of operations over the requisite service period.

Nonemployees – During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date) and recognized in the statement of operations over the requisite service period.

During the nine months ended September 30, 2023, and 2022, the Company recorded $346,550 and $94,099, respectively, in share-based compensation expense, of which $337,551 and $8,999, and $90,271 and $3,828, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During nine months ended September 30, 2023, and 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

The expected volatility represents the historical volatility of comparable publicly traded companies in similar industries, adjusted for variables such as stock price, market capitalization and life cycle. Due to limited historical data, the expected term for options granted is equal to the contractual life. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Concentrations

Customers

During the nine month period ended September 30, 2023, the Company recorded 14% of its revenue from its largest customer. The Company’s largest customer relates to sales to a wholesaler during the period. During the nine months ended September 30, 2022, the Company recorded 55% of its revenue from a single customer. The Company’s largest customer relates to sales to a wholesaler during the period.

As of September 30, 2023 and December 31, 2022, the Company had $49 and $nil receivables due from this customer, respectfully, and $nil and $5,992, respectfully, in customer deposits were received from its largest customer.

The Company expects its dependence on major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the nine month period ended September 30, 2023 and 2022, the Company had 3 key suppliers that represented approximately 66% and 72%, respectively of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplier 1	26%	46%
Supplier 2	23%	14%
Supplier 3	17%	12%
Total	66%	72%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditure or capital resources that is material to investors.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, eases certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Related Party Transactions

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to the extent that one of the transacting parties might be prevented from fully pursuing its separate interests. The Company discloses all related party transactions.”

Impact of Inflation

We do not believe the impact of inflation on our Company is material.

Inflation Risk

We are exposed to inflation risk. Inflationary factors, such as increases in labor costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our market risk exposure is generally limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this quarterly report , our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K)  were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We recognize that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its objectives, and our management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this item.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Please refer to Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1, as amended filed on September 29, 2023, for the information required by Item 701 of Regulation S-K, which is incorporated herein by reference, as to all equity securities that we issued during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

On November 20, 2023, we consummated the initial public offering (the “IPO”) of 1,500,000 shares of common stock, par value $0.0001 per share, at an offering price of $4.00 per share, generating gross proceeds of $6,000,000.

The securities in the IPO were registered under the Securities Act of 1933, as amended on a registration statement on Form S-1 (No. 333-274755) (the “Registration Statement”). The SEC declared the registration statement effective on November 13, 2023.

As contemplated in the Registration Statement, we intend to use the net proceeds from the general and administrative expenses, marketing and market expansion, research and development, and general working capital purposes. There has been no material change in the expected use of the net proceeds from our IPO as described in our Registration Statement for the IPO.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elevai Labs Inc.

Date: December 11, 2023	By:	/s/ Jordan R. Plews
	Name:	Jordan R. Plews
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2023	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)