Form 10-K
period 2023-12-31
Elevai Labs Inc.
filed 2024-03-29
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41875

ELEVAI LABS INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1399981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 Jordan Plews

120 Newport Center Drive, Suite 250

Newport Beach, CA 92660

(Address of principal executive office) (Zip code)

(866) 794-4940

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	ELAB	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of March 25, 2024, there were 17,329,615 of the registrant’s common stock par value $0.001 per share, issued and outstanding. The aggregate market value of the voting securities held by non-affiliates of the registrant as of March 26, 2024, was approximately $4,916,092 based upon the closing sale price of $0.70.

ELEVAI LABS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Except where the context otherwise requires and for purposes of this Annual Report on Form 10-K only, references to:

●	“Exchange Act” are to the United States Securities Exchange Act of 1934, as amended;

●	“FY2022”, “FY2023” are to fiscal year ended December 31, 2022, and December 31, 2023, respectively;

●	“cGMP” are to current good manufacturing practices.

●	“CM” are to conditioned media.

●	“Common Stock” are to our Common Stock with a par value of $0.001 per share

●	“hUMSCs” are to human umbilical mesenchymal stem cells.

●	“KOL” are to key opinion leader.

●	“SEC” or “Securities and Exchange Commission” are to United States Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended; and

●	“Elevai”, “ELEVAI”, “our business”, “our Company”, “Company”, “we”, “us”, “our” and “Group” are to Elevai Labs, Inc., a Delaware corporation and, unless the context requires otherwise, its subsidiaries.

ii

Definitions of Commonly Used Terms

For additional context of commonly used terms within this Annual Report on Form 10-K the following definitions are applicable when used herein:

●	“Conditioned Media” refers to the media or solution within which cells have been grown and have released various types of molecules such as growth factors, cytokines, and extracellular vesicles. This media can then be collected and used to study the effects of these molecules on other cells or tissues;

●	“Comedogenicity” refers to the potential of a substance or ingredient to clog pores and contribute to the formation of comedones (blackheads and whiteheads), which are a characteristic feature of acne. Comedogenic substances are more likely to cause acne or exacerbate existing acne-prone skin. In the context of skincare and cosmetic products, non-comedogenic formulations are preferred for individuals with acne-prone skin to reduce the likelihood of pore-clogging and acne development;

●	“Extracellular Vesicles” (EVs) are small membrane-bound particles released by cells into the extracellular environment. These vesicles play a crucial role in cell-to-cell communication by carrying proteins, lipids, and genetic material like ribonucleic acid (RNA) and deoxyribonucleic acid (DNA) from one cell to another;

●	“Exosomes” refers to small membrane-bound vesicles that are released by cells that are involved in intercellular communication. They contain various types of biomolecules such as proteins, lipids, and nucleic acids, which can be transferred between cells and may modulate and support these natural cellular processes;

●	“hUMSC” stands for human umbilical cord-derived mesenchymal stem cells. hUMSC are adult stem cells that can differentiate into various cell types. hUMSCs can be isolated from the Wharton’s Jelly of the umbilical cord, and have shown therapeutic potential in various diseases such as osteoarthritis, myocardial infarction, and neurodegenerative diseases;

●

“Hyperpigmentation” is characterized by the appearance of the darkening of the skin due to the increased production of melanin, the pigment that gives skin its color. It can be caused by various factors such as exposure to sunlight, hormonal changes, and skin injuries. Hyperpigmentation may be treated with various topical agents such as hydroquinone, retinoids, and corticosteroids, as well as with cosmetic procedures such as chemical peels and laser therapy;

●	“Mesenchymal stem cells” (MSCs) are a type of multipotent adult stem cell that can differentiate into various cell types, including bone, cartilage, muscle, and fat cells. MSCs are found in various tissues, such as bone marrow, adipose tissue, and umbilical cord blood. They play a critical role in tissue repair and regeneration, as well as modulating immune responses;

●	“Modulation” refers to the regulation or adjustment of biological processes at various levels, including genes, proteins, cells, and physiological systems;

●	“Tumorigenic” describes the ability of a substance, cell, or process to induce the formation of tumors or cancerous growths. Tumorigenic substances or agents may cause genetic mutations, disrupt normal cell function, or promote uncontrolled cell growth, ultimately leading to the development of tumors; and

●	“White label” refers to a product that is manufactured by one company but sold under another company’s brand name.

iii

PART I

Item 1. Business

Overview

We are a physician-dispensed skincare company with a focus on modernizing aesthetic skincare. We conduct research and development to advance innovative and science-driven topical skincare that complements the medical aesthetics industry. Upon our founding in 2020, we initiated our research and development phase for our current product formulations. Since 2022, we have principally employed a business-to-business model in which we produce and commercialize a new generation of topical skincare products that contain our proprietary stem cell-derived Elevai ExosomesTM designed to enhance the appearance of skin. We have designed our innovative and meticulously produced Elevai ExosomesTM infused cosmetics for the physician-dispensed industry that we believe has lacked significant and recent new biotechnological innovations or advancements. We expect exosomes, nano-sized, natural delivery mechanism that affect important biological factors, to become a focal point that will change the nature of how medical aesthetics cosmetic skincare and related aesthetic products are used and adopted for years to come.

Our team bridges years of cutting-edge molecular biotechnology research with our company’s flexibility to fully scale pipeline products through our refined competencies in biochemical engineering and bioprocessing prowess. We believe this potent combination of know-how is not found elsewhere in the cosmetics brands utilized by the physician-dispensed skincare industry and these proficiencies validate our early-mover advantage. Although the relationship between biochemical engineering, and stem cell research in cosmetics is not widely understood, we have built a team with mastery in both disciplines. Because we strive to refine the advancement of those intersectant technologies, we are well situated in our ambition to develop and market next-generation products that can improve skin aesthetics while maintaining the ability to fully scale our operations at a level that we believe other companies of a similar size cannot.

Our exosome manufacturing process from source to skin is known as ‘Precision Regenerative Exosome Technology™’ or ‘PREx™’. PREx™ utilizes advanced patent-pending stem cell processing technology as part of our cohesive production process involving carefully controlled stem cell culture to produce stem cell derived factors that are featured in our topical exosome products. Our proprietary PREx™ process yields exosome lots from any hUMSC supplier that provide the source for our specialty physician-dispensed skincare product lines. Our products are comprised of topical cosmetic solutions. These products are not drug products or considered regenerative medicine, nor have any of our products received FDA approval. Our cosmetic products are not intended to prevent, treat or cure diseases or medical conditions. Moreover, our cosmetic products are not intended to be injected or delivered intravenously. Instead, our exosome-infused skincare products are topically applied to the skin to aid in the reduction of the appearance of a range of the most common cosmetic skin conditions, including the appearance of skin firmness, oxidative stress, photodamage, hyperpigmentation, and texture of soft tissue deficits, such as reducing the appearance of fine lines and wrinkles. More specifically, our E-Series™ line is marketed as a post-procedure care cosmetic that is applied to the skin after a medical aesthetics procedure such as skin laser therapy, micro needling, rejuvenation peels and Botox injections.

In addition to antiquated technology, we believe the current skincare market is dominated by confusing marketing claims, leaving skincare consumers with little more than subjective analyses or non-quantitative measures to assess a product before purchasing. We founded Elevai with the intention of offering cosmetics products built on over fifteen years of innovative stem-cell biotechnology and scientific development by our Co-founders and Chief Executive Officer. With this goal in mind, we developed a proprietary commercialization process for producing and distributing non-invasive topical cosmetics products featuring our Elevai Exosomes™. Our aptitude in biochemical research and bioprocessing development coupled with a mission to provide scientifically backed skincare technology enables our high potential to become one of the early movers in the medical aesthetics cosmetics industry with international reach. We believe the potency and innovation of our product lines will be supported by our early-study data which will facilitate a shift in the physician-dispensed market towards the use of biotechnology to complement services provided within the medical aesthetics industry.

We seek to revolutionize the physician-dispensed cosmetics skincare market by providing unmet consumer needs to aid those individuals receiving services within the medical aesthetics industry through our innovative, but approachable skin-centric technology: our Elevai ExosomesTM. We believe we will be able to show that our exosomes provide aesthetic benefits and in turn can improve the appearance of skin that is prone to temporary inflammation and damage normally experienced by individuals immediately after receiving cosmetic or medical aesthetic procedures in either a physicians’ office, medical spa or by a licensed aesthetician. Through our ongoing rigorous testing and data analysis, we believe our products have the potential to demonstrate that they complement and enhance commonly performed cosmetic procedures such as skin laser therapy, micro needling, rejuvenation peel, and Botox injections. We believe our products have properties that can reduce the appearance of post-inflammatory hyperpigmentation that typically follows cosmetic or medical aesthetics services, such as laser therapy, micro needling and other minor ablative procedures. We further believe that our products have the potential to be used in a number of applications and other procedures beyond their current use. For example, we are in the early stages of evaluating the adjunctive use of our exosomes in the promotion of healthy hair growth cycles and noticeable improvement to hair appearance, fullness, and thickness.

Our current cosmetic product formulations do not contain living cells, are patent pending and utilize our Elevai ExosomesTM. Elevai ExosomesTM are nano-sized extracellular vesicles packed with growth factors that we believe support skin health, including cytokines, peptides and other small molecules involved in the body’s natural healing. Elevai Exosomes™ are the powerhouse ingredient in all current Elevai products that we believe mimics the elegant repair process of the body alongside carefully selected high-quality active ingredients, such as hyaluronic acid and ceramides, to help maintain skin health for any skin type. While our products contain no living cells, they leverage the novel use of ethically sourced and thoroughly tested, human umbilical mesenchymal stem cells (“hUMSC”) that we culture under proprietary in vitro lab conditions and secrete Elevai Exosomes™ from.

Elevai ExosomesTM are produced from hUMSCs that are derived under current Good Manufacturing Practices (“cGMP”) conditions. Our hUMSCs are rigorously tested from consenting, and carefully selected donors. These hUMSCs then undergo cell expansion in vitro under proprietary conditions in our state-of-the-art laboratory operated under cGMP compliance. We specifically isolate hUMSCs from the Wharton’s Jelly portion of umbilical cords because these stem cells’ conditioned media (“CM”) or stem cells’ secretome is capable of resulting in exosomes with a protein profile that uniquely mimics the profile of proteins that these very young cells produce naturally when supporting the body’s healing and repair process. CM is a collective term for the paracrine soluble factors (a form of cellular communication in which a cell produces to signal to induce changes in nearby cells) produced by stem cells and utilized for intercellular communication. The CM of the hUMSCs we source is made up of growth factors, exosomes, lipids, microvesicles, and nutrients. Our hUMSCs are purified through our proprietary method, resulting in Elevai ExosomesTM. Every product we develop originates with a deep understanding of the skin, what healthy skin needs to look healthy, and how our next-generation, stem-cell exosome technology can help maintain the appearance of healthy skin. We specifically designed our Elevai Exosomes™ to be bottled in stable solutions so they can be topically applied.

hUMSCs, when cultured under the right conditions, produce nano-vesicles (~30-150nm) called exosomes, or extracellular vesicles. Biologically, exosomes are roughly spherical and made up of a lipid bilayer produced by the cell they originate from. This lipid bilayer forms a protective “shell” or outer casing, and within the “shell” exists the exosome payload containing molecules deposited there by the cell that generated the exosome. While exosomes are generated using some of the origin cell’s own cellular material, the exosomes do not contain cells, nor are they explicitly cellular material. Instead, exosomes represent a powerful, nano-sized, natural delivery mechanism for protecting important biological factors and this enables them to be directed to where they are needed most. The use of exosomes has been found to penetrate the skin better, absorb more easily, and protect the active ingredients fused into our products, including stem cell derived proteins, peptides, and growth factors.1

[1]	Banerjee R. Overcoming the stratum corneum barrier: a nano approach. Drug Deliv Transl Res. 2013 Jun;3(3):205-8. Doi: 10.1007/s13346-013-0149-8. PMID: 25788129

Elevai Exosomes™ are produced in-house through our proprietary manufacturing process, called Precision Regenerative Exosome Technology™ or PREx™ Our PREx™ technology is based on over 15 years of stem-cell research, bioprocessing, pharmaceutical- and biotech-product development by CEO and chief scientist Dr. Jordan R. Plews, PhD. Through PREx™, we have produced exosomes that have been developed into topical serums and creams which we believe aesthetically enhance the skin with a more youthful appearance.

To maintain quality control over our Elevai Exosomes™ commercialization and manufacturing process, we only purchase hUMSCs that are derived and banked by a cGMP-compliant third-party manufacturer. We similarly produce our final products in an FDA-inspected, cGMP compliant facility. The hUMSCs are shipped to our laboratory where we similarly operate our lab under strict good laboratory practice (“GLP”) protocols to produce the highest quality of exosomes for our products. Not only are all our ingredients and products subject to multiple quality control tests before bottling, but each lot is also tested, and batch numbered to enhance safety and traceability. Since every stem cell line is carefully derived and closely monitored throughout the process by highly trained personnel, only the highest quality stem cells are used to generate Elevai Exosomes™. If cells show any deviation in morphology or vitality, or any signs of contamination, the cell lines and exosomes from those cells are discarded. Currently, we are reliant on suppliers and manufacturers for both our raw materials and formulations and packaging of our final products, however we may build up additional manufacturing capabilities to become more vertically integrated. To this end, we are currently exploring the possibility of acquiring products, technologies, or companies to assist in our integrative goals.

We believe that we are at the fore of the biotech aesthetic revolution by innovating new cosmetic products at a level of biotech and aesthetics cosmetics research rarely observed in over-the-counter or physician-dispensed cosmetics skincare market. Our patent pending flagship Elevai E-Series™ products include Empower™ and Enfinity™ which are sold exclusively through our business-to-business model channel and via our distribution agreements channel. These products complement those individuals receiving services within the medical aesthetics industry who are in need of cosmetics to improve the appearance of skin in addition to receiving aesthetics treatments. Empower™ was developed to provide immediate post-treatment skin support and Enfinity™ for ongoing daily aftercare. Both products contain our patent-pending Elevai Exosomes™.

Separately, regenerative medicines, including those that may contain exosomes usually refers to the use of a cell or a gene therapy to actually repair or replace damaged cells, tissues, or organs as opposed to enhancing the appearance of skin through cosmetics. When these regenerative medicines are advertised to repair, or replace damaged cells, or tissues while treating diseases and conditions in humans, they may be regulated as drugs and biological products under the Federal Food Drug and Cosmetic Act (“FD&C Act”). The FDA regulates the interstate manufacture and distribution of certain biological products, and drugs derived from human cells, tissues and cellular and tissue-based products or “HCT/Ps” under the Public Health Service Act (the “PHSA”). Moreover, to lawfully market a drug that is also a biological product, a biologics license must be in effect under the PHSA. As of the date of this report, we are not aware of any FDA approved exosome biological products or drugs for any use. Our products are not considered a regenerative medicine intended to be used to treat any disease or condition. As a result, we do not believe our products qualify as HCT/Ps as it relates to their intended use as defined by the FDA, we expect they will remain cosmetic products.

Many of our topical products are currently sold nationally under a business-to-business (“B2B”) model while others are currently sold through our licensing and manufacturing agreements with third-party distributors to sell our products internationally in Kuwait, Serbia, Albania, North Macedonia, Kosovo and Bosnia-Herzegovina (the “Balkans”), the Philippines and Vietnam. As of the date of this report, except for product sales made by our Vietnamese, and Canadian distributors, our distributors have not made any sales under any of our active exclusive distribution agreements, and we have made no direct international sales. However, On March 6, 2024, we received notice from Health Canada that it reviewed the make-up of our cosmetic products and determined our products do not meet the conditions for sale as cosmetics in Canada. On March 18, 2024, we responded to Health Canada to dispute the determination and clarify the materials Health Canada relied upon in order to make its determination. As of March 18, 2024, and the date of this report, we are continuing to communicate with Health Canada and have voluntarily stopped the sale of our products in Canada until a time that a resolution can be reached with Health Canada with regard to how the products can be marketed in Canada. Depending on the outcome of Elevai’s engagement with Health Canada, Elevai products may become subject to additional regulatory requirements in order to be marketed in Canada. This determination will impede sales in Canada until resolved and raises concerns about our future collaboration with our distributor, Evolve Medical Inc.

Our products are primarily sold to medical practices or spas often overseen by licensed medical professionals through licensing agreements in which those select outlets are required to provide proof of licensure and sign a reseller’s agreement. These arrangements protect our brand and are designed to ensure that our products remain positioned as professional luxury cosmetics products that are only sold via partners with sufficient training and know-how to properly highlight the unique benefits that our topical products offer. We trust these licensed professionals or medical spa staff know when the topical application of our products is most beneficial to any affected region of the skin following an in-office medical aesthetic treatment to aid and hasten the recovery process and to ameliorate the appearance of inflammation. In turn, licensed skincare professionals value their relationship with us, as it also protects them from unscrupulous non-professional skincare resellers and online outlets that would simply undercut on price and endanger their repeat business. We believe that physicians and their trained staff are the best source of trustworthy skincare information. Their deep understanding of the science, chemistry and structure of skin gives them clinical insight to select the most effective cosmetics products for their clients such as our cosmetics products.

In addition to providing client-based physician practices, medical spas and licensed aestheticians with product, we offer complimentary educational programs and webinars, and make appearances at medical aesthetic conferences to showcase our cosmetics products and latest research. From time to time, our free informational sessions educate physicians on the variety of benefits carrying our cosmetics products will have on their practices and patients, and under what circumstances it may be advantageous for physicians to implement use of our cosmetics products. We also host patient-driven events to help our physicians connect with those patients seeking to utilize our cosmetics products which helps to grow their practices. Often, we will also provide useful information and in-office literature on our cosmetics products for those patients who may be interested in our products during a regular visit. Moreover, to further expand our product reach we have entered into a white-label supply contract and other regional and international supply contracts with select sales distribution channel partners that distribute our Elevai branded products internationally or incorporate our proprietary Elevai ExosomesTM into their own new product lines to reach customers globally.

As our product lines become more pervasive, we anticipate working with additional distribution channel partners that will fuse our Elevai ExosomesTM into diverse product offerings and increase our overall share of the cosmetics market.

Corporate Overview and History

Elevai has one wholly owned subsidiary, Elevai Research Inc. (FKA Reactive Medical Inc.).

Reactive Medical Labs Inc. (referred to herein as “Reactive Labs”) was incorporated in Delaware on June 9, 2020. On December 3, 2021, Reactive Labs changed its name to Elevai Labs, Inc. (referred to herein as “Elevai”). Reactive Medical Inc. (referred to herein as “Reactive”) was incorporated in British Columbia, Canada on February 5, 2018. On September 7, 2022, Reactive changed its name to Elevai Research Inc. Elevai Research Inc. is a wholly owned subsidiary of Elevai.

In June 2021, we entered into a stock transfer agreement with Reactive, whereby we purchased substantially all of the assets and liabilities of Reactive. Under the stock transfer agreement, we acquired 100% of the issued and outstanding common shares of Reactive. Immediately before the stock transfer agreement BWL Investments Ltd., a British Columbia Canada corporation owned 100% of the issued and outstanding common shares of Reactive. In consideration of 100% of the issued and outstanding common shares of Reactive we issued 100 shares of our Common Stock to BWL Investments Ltd. Upon completion of the stock transfer agreement, Reactive became our wholly owned subsidiary. In September 2022, Reactive changed its name to Elevai Research Inc.

Our Industry

Our Market and Industry

We currently distribute our cosmetics products through three distinct channels, including business-to-business and direct-to-consumer sales channels where we sell our products directly within the United States and through our distribution sales channel where we sell our products directly to distributors with international or regional reach under exclusive and non-exclusive territorial agreements. We have employed a combination of multiple distribution channels via distribution agreements, online direct-to-consumer and directed business-to-business channels to optimize our sales reach and strategy.

We specifically place our products with physicians’ offices and medically directed businesses through our business-to-business model channel via our online sales portal, and our trained direct sales force comprised of employed, and independently contracted aesthetic account managers. Consumers are increasingly looking to their physicians for advice on cosmetic product selection because they are overwhelmed by the marketing hype that often creates unrealistic expectations and some degree of consumer confusion. Gradually, we believe consumers are also looking for individualized skin care regimens and want to know from their physicians, what works and what does not. In addition to the business-to-business sales channels, our products are available for purchase direct-to-consumer via our digital retail website. Our products are also distributed within the physician-dispensed cosmetics skincare market through both exclusive and non-exclusive distribution agreements.

The term ‘physician-dispensed’ refers to a sales channel where cosmetics products are exclusively sold in physician clinics or medically directed businesses by licensed medical professionals or that have a medical professional on staff. We include medical spas under this category such as standalone, or hospitality-affiliated clinics focused on cosmetic treatments such as injections, micro needling, and some plastic surgery services. Cosmetic products like ours are only available through a medically-directed business and are geared towards nourishing, protecting and supporting healthy looking skin.

Such cosmetic products are highly sought after by consumers making them one of the fastest growing segments of the personal care market.2 We believe consumers often turn to cosmetics to enhance the appearance of dull or aging skin and to brighten the skin by lessening the appearance of a myriad of aesthetics concerns such as unwanted pigmentation, acne, melasma and rosacea because these consumers view these products as alternatives to medications and often try cosmetics products before seeking medicinal solutions. Physicians also value well designed, topical skincare products formulated and manufactured with our biotechnology for their complementary aesthetic effects in conjunction with medications to improve skin appearance and to enhance the benefits of in-office procedures. Most of our product sales are within the physician-dispensed market through business-to-business channels, chiefly to dermatologists, plastic surgeons, and other physicians who are focused on medical aesthetics and therapeutic skincare, including some physicians practicing in medical esthetician practices. Our products complement those medical aesthetics services provided in these professional settings.

Our business-to-business sales channel within the physician-dispensed cosmetics skincare market utilizes both online sales, and our trained direct sales force comprised of employed, and independently contracted aesthetic account managers. This business-to-business sales channel is distinct from our leverage of non-exclusive distribution agreements third-party distributors or resellers, who in turn sell our products to end customers. Under distribution agreements our relationship between the seller and the buyer is more indirect, because our distributors serve as an intermediaries, however we believe scaling our product lines through larger distribution sales channels will lead to faster brand expansion, recognition and market reach. Our direct-to-consumer channel allows our cosmetic products to remain conveniently available to those consumers without the need to visit a medically directed business to make a purchase, or prefer the ease of purchasing our products online.

The objective of the medical aesthetics industry is to offer medical education and care in a setting that includes spa facilities as well as conventional, complementary, and/or alternative aesthetics-focused therapies and cosmetic treatments. These medical aesthetics services include cosmetic procedures such as micro needling, Botox injections, anti-wrinkle and fine line reduction therapies, acne surgery, fillers and facial and massage services performed with highly specialized lasers and instruments.

[2]	U.S. Beauty & Personal Care 2023-2026 | Statista.

Our Products

Current Products and Products in Development

Our products rely on Elevai ExosomesTM that are derived from, ethically sourced and thoroughly tested, human umbilical mesenchymal stem cells (“hUMSCs”) originating from umbilical cord tissue. Our products include Empower™ and Enfinity™, two post-skincare procedure care serums that target the face and neck, and upper chest regions which are sold exclusively through our business-to-business model channel and via our distribution agreements channel.

We currently purchase our hUMSCs for our products from third parties that source umbilical tissue from consenting donors and are manufactured under cGMP conditions. We infuse our product lines with exosomes derived from these hUMSCs which are replete with growth factors. On January 16, 2023, we entered into a License Agreement (the “EMx License Agreement”) with INmune Bio, Inc., a Nevada corporation (“INmune”). Under the License Agreement, INmune granted the Company certain worldwide exclusive and non-exclusive license rights to develop, manufacture, and commercialize INmunes’s EMx technology, (“EMx”) a proprietary equipment, processes and consumables useful for isolation and cGMP manufacture of hUMSCs for a period of ten years from the effective date of the EMx License Agreement (collectively, the “Field”).

Our cosmetic topical products do not contain any living cells but do include our Elevai ExosomesTM. That is because Exosomes are not actually cells. Rather, they are cellular byproducts that are tiny, subcellular, membrane-bound vesicles approximately 30-150 nanometers in diameter. These vesicles are released by and can be derived from almost all cell types, including hUMSCs, whereas growth factors are signaling proteins that assist in hydrating and nourishing skin and do not by their nature have any form of protective envelope or encapsulation naturally. In comparison, exosomes are the delivery mechanism or envelope in which proteins (including growth factors), lipids, and other factors are contained within and can be applied topically to skin. Most notably, hUMSCs’ secretome produced by stem cells, also known as their conditioned media (“CM”) contain exosomes, proteins, growth factors, cytokines and other substances. Many competing products have attempted to synthetically use growth factors to recreate the messaging process from hUMSCs’ CMs, including recombinant bacteria, peptides, and/or small molecules. However, we believe many of these synthetic modalities are ineffective due to their lack of protection or encasement, which our Elevai ExosomesTM provide. Without protection, many synthetic modalities may end up undelivered due to their size, charge, shape, which we believe would not result in positive impact on existing skin concerns or bring skin a more youthful and healthy appearance. Instead, we believe a well-constructed exosome can overcome the deficiencies of synthetic versions. Our platform technology intentionally utilizes hUMSCs derived from umbilical cords of healthy full term newborns. These cells are then triggered under laboratory-controlled in vitro culture conditions to produce a reliable and consistent exosome ingredient harnessed by our Elevai ExosomesTM which support skin health. Our statements herein regarding our topical cosmetic and exosome-containing serums have not been reviewed or approved by the FDA. At this early stage, the continued success of the early positive results of our products is highly subjective to consumers and we have yet to complete clinical validation studies to demonstrate support for any performance claims of our products, such as their ability to aesthetically improve the skin.

Rather than try to synthetically design a specific ingredient or synthetic protein or peptide one at a time, we instead rely on hUMSCs’ innate ability to assist in nourishing, protecting and supporting healthy looking skin in the form of their derived exosomes. Under our PREx™ process, we believe our ethically sourced hUMSCs utilize multiple triggering modalities and protocols, enabling us to create multiple types of exosome messages or message profiles, each suited for a different purpose to enhance the texture and appearance of skin. For example, just as an individual would expect their stem cells to produce exosomes to help them smooth skin texture and replace lost moisture, we expect to trigger similar exosomes, isolate and purify them, and then provide them topically in our product lines in order to nourish, protect and support healthy looking skin. We believe our in vitro culture process to create Elevai ExosomesTM leverages this natural support to the moisture recovery and feeling of rejuvenation to skin, as opposed to pulling together a manmade CM which is essentially an educated guess at what that message construction should look like. Many of these synthetic CMs are utilized by our competitors alongside the addition of peptides or growth factors tied to improving skin appearance, which we believe does not make up for their inferior product design.

Our hUMSCs are triggered under proprietary laboratory conditions via our PREx™ process so as to result in the secretion of exosomes that carry a variety of proteins, including growth factors and calming cytokines which we then purify and capture to include in our topical products. Elevai ExosomesTM that we secrete are about 1/100th the diameter of a cell and their lipid bilayer protects their contents while also helps them to be absorbed by the skin and support the skin’s moisture barrier. We believe that our products promote and support healthy support skin rejuvenation of the skin’s moisture barrier that will help skin look and feel healthy by topically providing growth factors tied to maintaining the skin’s moisture barrier and promoting the appearance of a more radiant and even toned complexion that often decreases with age.

As the skin ages there is often an increase in the appearance of age-related pigments and fine lines and wrinkles. This appearance may be attributable to diet, genetics, or environmental/lifestyle factors such as the sun or smoking but it generally occurs naturally with age and causes the skin’s repair systems to break down which may result in visual signs of aging or disease. Working together in harmony we believe hUMSC derived growth factors encapsulated in exosomes have the potential to reduce the appearance of aging by supporting the skin’s natural moisture barrier. Our in-house laboratory experience has shown that when we expose the hUMSC-derived growth factors to artificially aged skin, or when we specifically trigger those growth factors using our proprietary PREx™ processes, we are then able to topically deliver growth factors back to skin, so that it appeared to be firmer and youth as if the skin had naturally and abundantly created those growth factors on its own.

In our experience, the process of hUMSC derived growth factors being repeatedly introduced and absorbed by skin over time often results in skin appearing more youthful as if the skin was expressing proteins typical of younger skin.

We have integrated the use of stem cell exosomes into our initial product line: our Elevai Post Treatment E-Series™. The E-Series™ is comprised of two post-skincare procedure care products that target the face and neck, and upper chest regions. Our products include Empower™-, and Enfinity™-serums, which are sold exclusively through our business-to-business model channel and via our distribution agreements channel. We aim to disrupt the post-procedure market with these products by providing a best-in-class system of topicals that work to complement the aesthetic results of in-office procedures, such as laser skin resurfacing or peels, microdermabrasion, or microneedling, among other procedures. Both E-Series™ products contain our Elevai ExosomesTM, those ultra-small, nanoparticle compartments packed with growth factors known to support skin health alongside hyaluronic acid, vitamin C, ceramides, niacinamide, glutathione and a proprietary blend of peptides to promote our formulations support both skin complexion and appearance. Our Empower™ serum retails at $149 per tube and wholesales for $596 for an eight-product pack. Our Enfinity™ serum retails at $299 a bottle and wholesales for $149 a bottle. Our products are sold as complementary to in-office procedures and are provided at the option of our physician client or at the request of that physician’s customer. In most cases the customer is being examined by the physician beforehand to determine the procedure. Often the customer is purchasing our Enfinity™ serum to precondition the skin prior to the procedure. On the day of the procedure a medical professional applies the Empower™ serum post-procedure. Then the customer is recommended to continue using Enfinity™ at home within 24 to 48 hours of the procedure.

Our products are being dispensed in two different models that are complementary to the service provided. In the first model the physician client includes our products in the price of the entire procedure. In the other models the physician client recommends both products and the patients decide whether they would like to add one or both products. In both models the physician client buys the product at the foregoing price points. The physician client retains the difference in between the wholesale price and the suggested retail price.

Our statements herein regarding our Empower™, and Enfinity™ topical cosmetic and exosome-containing serums have not been reviewed or approved by the FDA. For a discussion of certain risks and governmental regulation related to these products, see “Part 1. Item 1A. Risk Factors—Risks Related to Our Products Legal and Regulatory Risks” below.

Empower™ is our after-treatment topical product that supports skin health and promotes an even toned complexion. Empower™ serum is a concentrated serum, designed specifically for a one-time application post ablative procedures and treatments such as such as post mid-depth chemical peels, post micro needling, and post injectables. The ingredient-rich formulation is designed to support the skin’s moisture recovery and improve the appearance of the health of the skin while promoting the appearance of healthy skin texture.

Empower™ is our after-treatment topical product that supports the appearance of healthy skin and is designed to promote an even toned complexion. Empower™ serum is a concentrated serum, designed specifically for application post ablative procedures and treatments such as such as energy device treatments, mid-depth chemical peels, micro needling, or injectables. Enfinity™ is our continuing care product that we recommend for daily use. Our Enfinity™ daily serum is a stable serum for at-home daily use that contains a blend of Elevai ExosomesTM combined with complementary stem cell growth factors. This daily product contains complimentary skincare ingredients designed to support the appearance of healthy skin including Elevai ExosomesTM, vitamin C, hyaluronic acid, and copper peptides. Our exosome-based products, Enfinity™ are designed to remain shelf stable, are subject to minimal degradation over time when used and stored as directed, and do not require freezing or reconstitution prior to each use. We believe that our Enfinity™ serum with repeated use catalyzes healthier looking, and more balanced skin tone and texture, offering results that visibly reduces the appearance of age-related pigment and fine lines.

We further believe that our products have the potential to be used in a number of applications and other procedures beyond their current use. For example, we are in the early stages of evaluating the adjunctive use of our exosomes in the promotion of healthy hair growth cycles and noticeable improvement to hair appearance, fullness and thickness. Similarly, on November 28, 2023, we entered into a collaboration and license agreement (the “Collaboration Agreement”) with Yuva BioSciences, Inc., a Delaware corporation (“Yuva”). Under the Collaboration Agreement, we have agreed to collaborate with Yuva on the research, development, manufacture and commercialization of a potentially new cosmetic product for Company’s aesthetics skincare offerings. See “Our Product Development and Manufacturing Process” for more information.

In December 2021, we achieved positive results from two multi-week clinical dermal safety evaluations of our Empower™ serum and Enfinity™ daily serum. For the dermal safety evaluations, Essex Testing Clinic, Inc. (“Essex”) conducted two separate single-center, semi-occlusive patch test trials to evaluate the irritation and sensitization potential of our Empower™ serum and Enfinity™ daily serum in 56 healthy adult male and female volunteers. The studies utilized cumulative as well as repeat insult patch designs, which aim to provide a standard assessment of cutaneous tolerability and safety. The studies’ results demonstrated our Empower™ serum and Enfinity™ daily serum were topically well tolerated. There was no irritation or sensitization caused by our Empower™ serum and Enfinity™ daily serum at any time during the course of the evaluations, and no adverse events and no severe or serious adverse events were reported.

In January 2022, we entered into a white label non-exclusive authorized global distribution agreement and trademark license agreement with the premier aesthetic device company DermapenWorld Inc.. DermaPenWorld are makers of the DermaPen micro needling device and have an established customer base across many geographies. When pressed onto skin, DermaPenWorld’s high quality micro needling device encourages collagen production but causes minor levels of skin trauma and redness. Our Elevai Exosomes™ infused products offer synergistic value to DermapenWorld’s device because our products may be applied afterward to support recovery and enable consumers to conclude their treatment session with what we believe to be less visible redness and faster comfort levels. Under the agreement, DermapenWorld agreed to purchase minimum quantities of Elevai Exosomes™ to be included as a key ingredient within DermapenWorld’s “Dp DermaceuticalsTM Meso-Glide EXO-SKINTM” products that will be distributed globally, spanning across Europe, Asia, Africa, the Americas and Australia. DermapenWorld’s Dp DermaceuticalsTM product line was specifically developed to be used when performing microneedling, which are now enhanced by ELEVAI Exosomes™, along with our Enfinity™ daily serum, which will be packaged in DermapenWorld’s Dp DermaceuticalsTM packaging. The DermapenWorld distribution agreement requires a royalty to be paid for sales within the United States or Canada. In FY 2021 the DermapenWorld distribution agreement formed none of our overall revenue and in FY 2022 no sales under the DermapenWorld distribution agreement were recorded within the United States or Canada. In FY 2022 and FY 2023 sales recorded outside of the United States and Canda under the DermapenWorld distribution agreement formed part of our overall revenue. Because of the foregoing, we did not receive any revenue attributable from royalty payments. On June 26, 2023, pursuant to the terms of our white label non-exclusive authorized global distribution agreement and trademark license agreement with DermaPenWorld, we sent a termination letter to DermaPenWorld providing notice that we will not renew the distribution agreement and trademark license agreement upon their expiration. The termination notice was effective as of the end of business on January 16, 2024.

In August 2022, we entered into a non-exclusive authorized distribution agreement with one of the preeminent manufacturers and distributors of innovative aesthetic medical device technologies and clinical grade skincare, Refine USA, LLC (“Refine”). Under the agreement, Refine may purchase unlimited quantities of Elevai Exosomes™ and distribute them throughout the United States to their network of consumers and physicians.

At times, because of our limited internal research and development capacity, we outsource portions of our product research and development and have joined force with Raydus Research Inc. (“Raydus Research”), a contract research organization (“CRO”) under a formal statement of work to analyze the cell population our cultured hUMSCs produce under varied in-vitro culture conditions and the concentration of exosomes contained therein. Any data resulting from our CRO under this agreed upon statement of work is our own.

Together with Raydus Research, we are utilizing a number of advanced analytical techniques to help us improve our current processes and keep our brand at the forefront of exosome products. To analyze our exosomes, we utilize NanoSight, a nanoparticle tracking analysis instrument so we may evaluate the proteomic characteristics (or characterization of the protein makeup) of our exosomes. Through this thorough process we access the make-up of our finalized exosomes while balancing the efficiency of different adjustments to our cell-culturing production process. Taking the time to note the variability in our production based on establishing notable and favorable characteristics of the exosomes produced from those variations help keep our final products optimized. Our analysis is dependent on analyzing characteristics such as those exosomes’ nanoscopic scale (or nanoscale) which is often dependent on the unique culture techniques we may subject our hUMSCs to. Through these measurements, we can better understand those processes that lead to optimal production of exosomes from our hUMSCs that exhibit characteristics that are most effectively absorbed and utilized topically. We will further conduct this analysis from time to time to perform quality control on our processes to confirm the size and distribution of our exosomes and so that we are generating the best possible exosome products under the most efficient production conditions. NanoSight is one of a few technologies to detect the size of exosomes and count them and group them or graph out their distribution. This also helps us to identify whether our process results in fully intact exosomes or if under our culturing process, we may have damaged our hUMSCs. Any such damage tends to release apoptotic bodies (or damaged cells), and allows us to modify our purification process, which can remove most apoptotic bodies. Since we are able to identify those processes that produce the best possible quality exosomes, we are able to remain confident that our products continue to work the way we expect them to.

Raydus  Research is integral to our research and development to assist in media formulation. With their assistance, we better understand how to trigger the stem cells into producing the right exosomes and in the right quantities. The media we use to grow the stem cells is constantly being fine-tuned with different growth factors to determine what the right ratios should be and which growth factors that are needed to best optimize our production process. Raydus Research’s analysis allows us to understand how reproducible our production process from batch to batch is, but also gives us quantitative analysis for how we can best culture our hUMSCs and perfect our PREx™ process.

In addition to the above, we are actively seeking potential strategic partnerships in the medical aesthetics skincare market that may add value to our product lines and broaden our distribution. Between February and December of 2023, we entered into five high-volume distribution agreements in Canada, Vietnam, the Philippines, the Balkans and Kuwait. As of March 18, 2024, and the date of this report, we no longer distribute or advertise our products in Canada through our distribution agreement until a time that a resolution can be reached with Health Canada with regard to how the products can be marketed in Canada. Depending on the outcome of Elevai’s engagement with Health Canada, Elevai products may become subject to additional regulatory requirements in order to be marketed in Canada. However aside from expanding sales of our current products, we also plan to continue to invest in our research and development capabilities which will assist in the expansion of manufacturing and marketing new flagship products in addition to our E-Series™ product line through our Collaboration Agreement and through independent research and testing. As of the date of this report, we have several pipeline products in the early development stages that we intend to complement our current product offerings.

Our Product Development and Manufacturing Process

We currently lease a lab and office space within a larger facility that contains over 5,000 square feet of clean lab space where we manufacture exosomes and run daily business operations that are staffed by trained biochemical engineers from some of the top US medical colleges. All lab staff participate in a stringent training program and detailed standard operating procedures are followed throughout the entire commercialization process with multiple checks in place throughout to promote the quality of our product lines.

We have exclusively developed our manufacturing process through our management team’s experience in developing and curating the production needed for our robust skin care products, which we believe provides us with a competitive edge. Success in manufacturing our Elevai ExosomesTM requires refined processes that are reliable, scalable, and economical. In our lab, we grow our ethically sourced stem cells and trigger them such that they produce exosomes under our proprietary method. We take the exosome ingredient from our lab to our formulator on a non-exclusive basis who follows our specified parameters to support our exosomes’ ability to maintain our high quality and integrity standards. We maintain manufacturing scalability and flexibility through our in-house exosome process that we closely monitor to promote quality control in the commercialization of all of our proprietary product concepts. In January 2023, we entered into the EMx License Agreement under which we were granted worldwide exclusive and non-exclusive license rights to develop, manufacture, and commercialize EMx technology which will allow us to isolate and independently engage in the cGMP manufacture of hUMSCs for a period of ten years from the effective date of the License Agreement.

As of the date of this report, we own or have an agreement in principle for the right to purchase the related manufacturing processes, and methods with our third-party vendors. We also maintain an agreement with our formulator which provides us with the right to purchase the product formulas. Moreover, we also oversee our leased laboratory space in California which operate under Good Laboratory Practices (“GLP”) and adhere to cGMP for the production of our Elevai ExosomesTM. Similarly, our products are formulated by a third-party in an FDA inspected facility that adheres to GMP guidelines because GMP guidelines promotes the manufacture of our products at the highest recommended safety and quality standards for cosmetic products.

In July 2023, we expanded a portion of our laboratory space by an additional 721 square feet in order to store additional materials which in turn enables us to stage larger batches of our Elevai ExosomesTM and increase the amount of Elevai ExosomesTM we can produce per production-run via our Precision Regenerative Exosome TechnologyTM, or PREx™ Technology. With our expanded space, we estimate our batch size has increased about 50%, therefore we can manufacture about 50% more of our Elevai ExosomesTM per production-run. We believe this expansion will increase our efficiency by enhancing our ability to meet a particular target production level during the timeframe in which we set such a target and with less production-runs via PREx™. Expanding the batch size enables more time in between batches for us to plan, scale, and focus on research and development activities.

Our rental facility contains multiple cell and tissue culture suites containing biosafety cabinets and cell culture incubators. Not only does our facility provide a significant amount of cold storage and processing space that permit large-scale culture of hUMSCs and the ability to mass produce of stem cell-derived exosomes but allows us to perform cryo-preservation, cryo-storage, various forms of microscopy and cell analysis. Some additional key features of our rental facility include 24/7 security, advanced climate control, increased cold storage, additional cell culture and R&D suites to perform supplemental in-house research.

We have also collaborated with third parties such as through our Collaboration Agreement with Yuva under which we will conduct joint trials in order to evaluate Yuva’s licensed compound’s effect on improving the appearance of skin. Under the Collaboration Agreement, we obtained the non-exclusive, nontransferable, non-assignable, royalty-bearing rights and a license, with the right to sublicense certain of Yuva’s intellectual property to develop, manufacture and commercialize cosmetic products that contains Yuva’s proprietary compound and any of the Company’s exosome-based ingredients, or products under which exosomes serve as a carrier for Yuva’s proprietary compound in the United States, Canada and other mutually agreed to territories .

Areas of our rental facility operate under strict aseptic conditions following GLP standards which are used for cell culture and production of the company’s proprietary stem cell exosomes for topical applications while other portions of the lab provide access to a cGMP suite for ultra-pure, medical-grade research and development. Because we maintain the unique capacity to isolate and hUMSCs for use in preclinical and clinical trials and have access to cGMP labs alongside stem cell research and development labs with class II biosafety cabinets and the latest cellular research and production technologies, we are able to not only focus on cosmetic topical products for the physician-dispensed cosmetics skincare market but also address and explore clinical applications of these products in the future.

Our manufacturing process begins once we receive ethically sourced and thoroughly tested hUMSCs, from consenting donors who are themselves rigorously questioned and tested for communicable diseases. Elevai purchases hUMSCs from third-party cGMP sources in the US and in the UK where the Wharton’s Jelly portion of the hUMSCs are captured and extracted within twenty-four hours of a full-term healthy birth. Wharton’s Jelly is a mucous connective tissue primarily made up of hyaluronic acid and chondroitin sulfate and the main purpose of Wharton’s jelly is to provide insulation and protection to the umbilical cord. These properties make our use of these cord derived cells ideal for our commercialization process. This is because these stem cells’ conditioned media (“CM”) or stem cells’ secretome is capable of resulting in exosomes with a protein profile that uniquely mimics the profile of proteins that these very young cells naturally produce when supporting healing and repair process that we believe complement the aesthetic results of our serums in improving the appearance of the skin.

1
Consenting, healthy donors (rigourously questioned & tested, similar to an organ transplant, tested for communicable diseases)
2
Fresh capture and extraction of Wharton's Jelly MSCs within 24 hours of birth
3
Proprietary MSC extraction, mixing of multiple donor's cells, cell expansion, and cryopreservation to make master cell bank under cGMP
4
Master cell bank used to make a working cell bank under cGMP
5
Working cell bank cells typically used for cell therapy via IV administration, but some vials shared with ELEVAI
6
ELEVAI follows cosmetic cGMP and GLP, ensuring aseptic conditions, regularly testing for contaminants
1
7
ELEVAI Labs expands cells in vitro under proprietary conditions, triggering secretion of exosomes, similar to what young healthy stem cells would produce following damage to the skin/body
8
Cells and cell debris are filtered out, exosomes and nanoscale growth factors are captured and further purified and stabilized
9
ELEVAI Exosomes™ are carefully transported to a local formulator under temperature controlled conditions
10
Stabilized, temp controlled ELEVAI Exosomes™ are combined with ingredients at low shear, low temperature, and controlled pH to ensure stability
11
Product is made fresh and preserved using minimal preservatives, kept in a viscose solution to prevent effects of shear forces downstream, such as during transport, as well as rapid temperature fluctuations that might cause break down (melting, breaking, or popping) of exosomes
12
Final formulations are placed into opaque containers with protection from oxidation (sealed in double walled airless pumps used). Final product is stored in temp controlled warehouse
2

We work with multiple suppliers to source our high quality hUMSCs for research and development, which are provided after isolating those hUMSCs from multiple umbilical cords under specific proprietary conditions where cell expansion and cryopreservation is utilized, followed by creation of a master and working cell bank under cGMP. A master cell bank (“MCB”) is a uniform, well-characterized, and carefully preserved set of cells. These cells are derived from a single, well-defined source. The advantage of establishing a MCB is to ensure that set of cells serves as the primary stock of cells from which all subsequent cell banks (e.g., working cell banks) and final products are derived. We believe that establishing a MCB is essential for ensuring the consistency, and quality because there are less variations for characterization and increased quality control of the MCB. The formation of an MCB involves rigorous testing for identity, purity, potency, and stability, as well as screening for the presence of any contaminants, such as bacteria, fungi, viruses, or mycoplasma. Similarly, using multiple cords to source our hUMSCs from a blend of Wharton’s Jelly MSCs from ten or more donor cords ensures that any gene expression issues or donor to donor variability is diluted out, protecting from causing variability in our final product. Using a mixture of donors helps to normalize any issue with any single donor and we believe it to improve our batch consistency and limit the impact of any deficiencies from a single donor.

As of the date of this report, we rely on one supplier to source hUMSCs for our cosmetic products under a non-exclusive supply agreement in principle for the proprietary production of hUMSCs with INmune Bio International Ltd (England) (“INmune UK”). This supply agreement exists in principle at the time of this report, and we operate through purchase orders. INmune UK has developed a proprietary know how manufacturing process that reliably produces clinical grade cGMP quality hUMSCs. INmune UK’s hUMSCs are rigorously tested for common sources of contamination (bacterial and fungal contamination) as well as for a wide variety of viruses, including HIV, Hepatitis, Herpes, and current known viruses that are standard to test for when blood or tissue is donated for transplant. These hUMSCs are express shipped to our lab in California on dry ice, where we keep them cryopreserved until processing using PREx™.

These hUMSCs are thereafter subjects in our proprietary production process called Precision Regenerative Exosome TechnologyTM, or PREx™ Technology, which is used to produce Elevai Exosomes™. Cell therapy and biotech companies also currently utilize this same technique of combining multiple, well tested lots of donor cells to promote reliable, consistent production of their cell-based products and this represents the current standard for safety, aesthetic results, and reproducibility for cell-based therapies. Starting from this well tested cell bank of Wharton’s Jelly hUMSCs, we utilize proprietary cell culture techniques to trigger the production of our Elevai ExosomesTM through proprietary controlled in vitro culture conditions. The conditions in which Elevai Exosomes™ are secreted are designed to simulate what young healthy stem cells experience when damage to the skin occurs. Thereafter, we filter out cells and cell debris, and work to isolate exosomes and nanoscale growth factors that are then further purified and stabilized to formulate our products which are rich in Elevai ExosomesTM.

From our lab, we transfer our Elevai ExosomesTM to an FDA inspected cGMP-compliant formulator who specializes in the formulation and manufacture of prescription, over-the-counter pharmaceutical, and cosmetic products. This formulator produces our products pursuant to our specifications under our non-exclusive agreement. The manufacturer is required by law and by our manufacturing standards to comply with current Good Manufacturing Practices. Elevai pre-qualifies its manufacturers and formulators and works only with manufacturer’s that are FDA inspected. This requires our formulators to test both their ingredients and final products for quality, traceability and safety per FDA recommended GMP guidelines for cosmetic products. Additionally, these guidelines include testing each ingredient prior to use in a formulation as well as testing the final product produced for microbial contamination. Once with our formulator, the Elevai ExosomesTM are processed into final formulations and stabilized in a temperature-controlled environment where they are combined with ingredients at a low shear forces and controlled potential of Hydrogen (“pH”) to promote stability. Additionally, the final formulations are preserved using minimal preservatives, kept in viscose solution to prevent effects of shear forces in the downstream processes, such as during transport or rapid temperature fluctuations that may result in the breaking down of exosomes. These final formulations are placed into opaque containers which help protect from oxidation through a sealed and double walled airless pump and final products are stored in a temperature-controlled warehouse prior to being brought to market. We have and will continue to devote significant resources to process development and manufacturing scale-up to optimize process robustness and success rates in developing our Elevai Exosomes TM and other potential product candidates, as well as to reduce per-unit manufacturing costs and enable us to further enhance our scale for regional and global sales.

Once infused with our Elevai ExosomesTM, our products require no additional specialty manufacturing capabilities or unique, sole-source components. This reduces our dependence on any single manufacturer.

Sales and Marketing

In the United States, we are primarily a B2B distributor and sell and market our skincare products to top-end dermatologists, plastic surgeons, medical spa owners and other physicians who are focused on aesthetic and therapeutic skincare. As of the date of this report, we primarily sell and market through our team of eight independent contractors or aesthetic account managers (“AAMs”) and direct sales force of six full time AAMs. This team is led by our director of aesthetic clinical education. Currently we maintain domestic sales coverage in the Pacific Southwest including Texas, Atlantic Northeast including New England, the Atlantic Southeast, and Midwestern regions of the United States. Our AAMs receive ongoing education in both our product lineup and sales strategies, which we believe prepares them for progression to regional sales managers within their designated regions. Following this advancement, our sales strategy involves subdividing the aforementioned territories, with our aim to staff a minimum of one AAM per state in the United States. We believe this subdivision will continue in alignment with our growth trajectory, in order to provide each of our territories with dedicated support from our AAMs, who are trained to provide premium, personalized service. Furthermore, we are committed to implementing a structured engagement plan, including 30-60-90 day calling schedules and setting tailored sales goals for each AAM. These objectives will be adjusted based on both the geographical scope and the market potential of each AAM’s territories.

The medical professionals we sell to dispense our products in-office directly to their patients, a distribution method commonly referred to as the “physician-dispensed” channel. Additionally, we have broadened our sales channel to include our cosmetic product offerings at medical spa locations to their customers who receive micro-needling, and laser treatments.

Currently, our professional clients receive a markup on each of our products that they sell to customers of their practices. We believe our professional clients financially and strategically benefit by collecting a margin and competitively adding a new income stream and distinguishing product-line to their practices’ milieu. Additionally, we offer these professional clients the ability to sell our products directly to their customers through our online store where capture a percentage of the sale. We also sell our products nationally on a business-to-business basis through our sales representatives. We believe that our market position in the physician-dispensed channel presents us with the opportunity to increase the market share of our existing products and to launch a range of new products. Moreover, we believe the physician-dispensed distribution model ultimately results in higher patient satisfaction because it is better suited to the provision of system-based skin care than traditional distribution channels. We have built long-term relationships with skin health professionals based on the success of our products during the first few formative years since launching our Elevai Post Treatment E-Series™. We will continue our sales and marketing efforts aimed at helping physicians understand how our products can meet growing patient demand for effective skin care treatments, thereby generating additional sources of revenue for physician practices. Furthermore, we believe that our product offerings, and our experienced sales force, uniquely position us to benefit from growth in the number of physicians who dispense skin care products directly to their patients.

In 2023, we established three core strategic imperatives to drive our collective marketing and branding campaigns with an overarching goal of opening new physician accounts specifically in the fields of dermatology and plastic surgery. In doing so, we intended to grow our product footprint to grow our month-over-month sales by adding new accounts each month and growing monthly sales in those accounts. Our three core strategies included (i) accelerating our branding through product awareness, (ii) focusing on product differentiation and our unique value proposition, and (iii) building well-regarded clinical evidence alongside key opinion leader (“KOL”) advocacy for our current and future products.

In 2024 our strategic imperatives are built on the framework and the momentum gained in 2023 with our core business-to-business strategy. Our growth strategy for 2024 has now expanded to include a new direct-to-consumer sales channel which together with a potential product expansion may drive an effective marketing-led growth strategy designed to produce additional revenue on both the core business-to-business and direct-to-consumer sales channels. We plan to continue to leverage our core strategic imperatives of accelerating brand and product awareness, focusing on differentiation and unique value propositions, and building clinical evidence alongside key opinion leader advocacy among dermatologists and plastic surgeons.

In addition to the foregoing relationships with our core physician practices, we plan to continue accelerating our company, brand, and product awareness through multiple marketing channels. These include driving traffic to our branded website through advertising and paid media. These media partners include but not limited to print and digital advertisements, social media advertising, and email marketing and social media campaigns. Our ongoing email campaigns include keeping our current accounts and leads updated regarding our brand and products, and we plan to expand social media presence on TikTok to reach new audiences. Other valuable marketing includes accelerating our industry-specific advertising and sponsorships at key conferences, ten of which we have identified opportunities for in 2023 alone. Additionally, we attempt to create and build relationships with our physician’s clients through these physicians displaying and marketing our products to their patients. We believe that physicians and their trained staff are the best source of trustworthy skincare information. Their deep understanding of the science, chemistry and structure of skin gives them clinical insight to select the most effective products for patients such as ours. To support this effort, we offer educational programs and webinars on our products and patient events to help these physicians grow their practices. We also offer in-office materials on our products for their patients, as an organic form of direct-to-consumer advertising in addition to public relations programs for patient referrals. Together these paid advertisements, conference sponsorships, public webinars and in-office education represents an important part of our overall marketing and advertising strategy. Overall, we believe educating current and potential consumers will drive consumer inclination to request our products from their physician to drive organic demand and market penetration.

To brand our current and future products, we believe focusing on our differentiation and unique value proposition will set us apart for maximized growth and new and evolving partnerships. We plan to expand unbranded and branded product education for our aesthetic account managers and KOLs in order to position our brand as a leader in the physician-dispensed cosmetics space with both exosome biotechnology and engineering expertise. This cohesion amongst our key representatives will differentiate our brands from competitors at every stage with our source to skin manufacturing and technology. From there, we will propel our brand forward to promote a clear value proposition and business value for Elevai with our team and KOLs in lockstep. Ultimately, we believe this strategy will demonstrate to our current and prospective physician accounts how our brand can bring value to their practice as a business.

Lastly, we intend to build clinical validation study evidence and brand our products through a groundswell of KOL advocacy to establish and expand on core clinic data for our E-Series™ product line and eventual product entrants. As we authenticate and build up quantitative data for new publication opportunities, we plan to validate our product offerings through additional medical aesthetic device pairings. Our ability to form device company collaborations provides additional authenticity and validation amongst larger companies in adjacent cosmetics or aesthetics industries. Our endorsements through branded partnerships will further support KOL development and advocacy through ongoing education and peer-to-peer opportunities including wider endorsements of the Elevai brand to drive physician adoption. A well-developed combination of our core KOLs and co-branding opportunities will present the Elevai brand with the ability to retain a broader reach in the physician-dispensed industry and more of the market share.

Internationally, we have the ability to sell our products through authorized wholesale distributors. As of the date of this report, we have not made any direct international sales. Instead, our Vietnamese, Philippines and Canadian distributors have sold our products and are three out of a number of distributors with whom we have entered into exclusive and non-exclusive distribution agreements. Under this distribution agreement channel, we sell our products to a distributor, who resells our products to the physician practice customers after placing their order in a designated territory that is either exclusive or non-exclusive to that distributor. In 2022 alone, we signed a white label non-exclusive authorized global distribution agreement with premier aesthetic device company DermapenWorld Inc. and a non-exclusive distribution agreement with medical device technologies manufacturer and clinical grade skincare distributor, Refine USA, LLC. Between February and December of 2023, we entered into five high-volume distribution agreements in Canada, Vietnam, the Philippines, the Balkans and Kuwait whereby those distributors are permitted to promote, market, sell and distribute our products within their designated countries. Under these exclusive distribution agreements, we granted each a nonexclusive, nontransferable, royalty free license to use our branded products and marketing literature. As of March 18, 2024, and the date of this report, we no longer distribute or advertise our products in Canada through our distribution agreement until a time that a resolution can be reached with Health Canada with regard to how the products can be marketed in Canada. Depending on the outcome of Elevai’s engagement with Health Canada, Elevai products may become subject to additional regulatory requirements in order to be marketed in Canada. Except for product sales made by our Vietnamese, and Canadian distributors, as of the date of this report, our distributors have not made any sales under any of our exclusive distribution agreements.

Our Growth Strategy

We believe we have the potential to be one of the most disruptive brands in the physician-dispensed cosmetics skincare market. We are in the early stages of new product development and have significant room to grow by attracting more consumers to the brand, making our current products more widely available and offering more innovative products to our consumers. We expect the United States to be the largest source of our growth over the next few years and see ample opportunity to expand in select international markets. We also believe we have an opportunity to improve our margins through greater operating leverage and efficiency once we begin distributing our product more widely.

Our Technology and Research:

We believe we are one of the first to adapt stem cell technology from cGMP grade hUMSCs to produce purified extracellular vesicles, also referred to as exosomes into topical skincare products to capture market share in the high growth physician-dispensed cosmetics skincare market. This strategy is not only based on our understanding of consumers’ interest in the appearance of a quicker post-procedure recovery, but our research into what the physician-dispensed cosmetics skincare market is currently lacking and our belief in our products’ ability—based on early imaging data leveraging quantitative analysis and visual assessments of photographic progress photos. Our imaging study data is gathered utilizing an advanced imaging and analysis device made by Canfield Scientific, called “VISIA”. This complexion analysis system captures high-quality, standardized images that are monitored following a medical aesthetic procedure at regular intervals to assess redness, discomfort, tone, texture, wrinkles, and other measures of skin appearance.

Since 2020, we have invested in the creation of a commercial process that began in 2022 which leverages the use of hUMSCs to produce extracellular vesicles, or exosomes in our products because not only do these factors have the ability to enhance the appearance of the skin, but they can do so without the tumorigenic or ethical concerns associated with the use of embryonic stem cells or induced pluripotent stem cells.3 Because we recognized the potential of utilizing hUMSCs for the skin, it was natural for us to utilize them as the basis for formulating our products. In addition, we entered into the EMx License Agreement in January 2023 under which we were granted worldwide exclusive and non-exclusive license rights to develop, manufacture, and commercialize EMx technology which will allow us to isolate and independently engage in the cGMP manufacture of hUMSCs for a period of ten years from the effective date of the EMx License Agreement. The investment in the use of hUMSCs and extraction of exosomes found therein is founded on our belief that our products can improve the appearance of skin prone to appearing temporarily red and puffy that is normally experienced by consumers while attending to their aesthetics needs in physicians’ offices or medical spa.

A Visionary and Experienced Management Team:

We have made significant investments in our business over the past four years by building our own exosome manufacturing lab, hiring top talent to help us build functional and streamlined capabilities in our commercialization process. Our management team comes from leading international skincare companies, with world-class research, marketing, and e-commerce experience to implement growth strategies and drive operational improvements.

Brand and Product Expansion:

We plan to continue to grow our young brand’s reputation. We plan to continue to expand our brand by attending events, presenting at scientific and medical aesthetic and cosmetic skincare conferences, engaging in our Collaborative Agreement with Yuva, and conducting clinical validation studies to further validate the aesthetic results of our products. We believe what differentiates us from many traditional cosmetics companies is our lean, but aggressive ability to make fast market-driven decisions and execute with quality control standards. We believe we have a major speed-to-market advantage over many other companies because of our size and aptitude in bioprocessing. Similarly, we are highly responsive to market-trends alongside physician and aesthetics consumer needs alike. We will continue to leverage our executional excellence as we combine our aptitude in stem cell research and bioprocessing while seeking to become the preferred partner of our key customers. Additionally, we have a robust product pipeline that we believe is likely to address the many evolving needs of customers, physicians, and clinicians in the aesthetic and cosmetics market ultimately increasing our branding and the number of customers we serve. Should any of our pipeline products over perform, especially those product lines that may focus on aesthetic needs other than skin appearance it may be advantageous for our branding to spin off those product lines and further focus on our core market: skin improvement and appearance.

Channel Expansion, Production Capacity, and International Growth:

Our strategic focus remains on the physician-dispensed cosmetic skincare market while embracing a broader sales channel approach. We have successfully expanded our sales channels to include direct-to-consumer e-commerce on our own website. This expansion allows us to reach customers directly, offering them comprehensive product information, a seamless purchase experience, and exclusive online offerings. We have also made our products available for purchase through our medical-spa, physician and physician group partners’ websites. We believe being featured on a variety of partner websites will strengthen our brand and provide a unique direct-to-consumer e-commerce model via our business-to-business relationships where our e-commerce partners receive a share of product purchase revenue. Ultimately, our business-to-business model will strengthen our relationships with our physician partners, while an eventual e-commerce model broadens our market exposure and drive traffic and conversion to our other social media profiles. Additionally, we expect our current and prospective exclusive and non-exclusive distribution agreements to penetrate global markets and pique consumer interest not typically within our current reach. We believe both our products and white-label products can drive new market demand for our brand in those international markets that our distribution partners sell our products in.

[3]	Qiu G, Zheng G, Ge M, Wang J, Huang R, Shu Q, et al. Functional proteins of mesenchymal stem cell-derived extracellular vesicles. Stem Cell Res Ther. 2019;10:1–11.

We intend to expand the production capacity of our products and to develop new pipeline products in response to a number of potential growth factors, including: our organic growth, the development of research and development of pipeline products, and the expected increase in our product popularity, expansions of our distributor networks and channels through exclusive and non-exclusive international distributional agreements, and other potential strategic partnerships with industry leaders. Moreover, in addition to and as a result of the foregoing growth factors we expect an increase in orders for our products and a continuous rise in sales volume in the future based on our market research and estimates. To keep pace with this rise in sales volume, we anticipate the need to expand our production capacity in 2025. This expansion will enable us to meet our projected demand and we anticipate doubling our production capacity would cost between $1,500,000 and $2,000,000. This additional capital would cover our expenses relating to expanded capacity, including increased rent, additional lab equipment, and an increase to our overall headcount. We expect increasing our production capacity will lower manufacturing costs through economies of scale and improve overall cost-efficiency and profit margins. Ultimately, we can provide our products at a competitive price, especially to cost-sensitive physicians or medical spa owners, and consumers in the skincare aesthetics market, who may be relatively new to the concept of medical aesthetics cosmetic skincare.

We expect to expand our product offerings in response to this estimated growth, which are subject to additional costs. To expand a single pipeline product, we currently estimate capital requirements of approximately $250,000 for equipment to support the initial development of that product. We further estimate an additional $100,000 worth of funds to arrange for the testing protocol, clinical validations and to fully launch any product at scale. We estimate the operational framework to prepare for the launch of a pipeline product such as a topical haircare product, would take six to twelve months of development work with an additional four to six months to fully scale such product before an official product launch. We estimate that this pipeline development and scaling effort would not likely begin until the end of quarter one of 2024 and conclude until quarter two of 2025. This estimate depends on whether we may need to expand our operations and development work of any new pipeline product, which is dependent on the results of the development work, continued research and initial rounds of validation testing.

Currently, we directly distribute our products in the United States through both our business-to-business and direct-to-consumer sales channels and licensing and manufacturing agreements with third-party distributors that include our products in their suite of domestic and international sales through our sales distribution channel. Under this sales distribution channel, we sell our products to a distributor, who resells our products to the physician practice customers after placing their order in a designated territory that is either exclusive or non-exclusive to that distributor. We have broadened our sales channel to include our cosmetic product offerings at medical spa locations throughout the United States, many of which are housed inside boutique and upscale hotels. In March 2023, we entered negotiations to provide our cosmetic products to the spa operator. In May 2023, we began supplying a number of that company’s medical spa locations that provide ablative services such as micro-needling, and laser treatments.

To bolster our regional sales, we entered into a non-exclusive authorized distribution agreement in August 2022 with Refine USA, LLC (“Refine”), one of the preeminent manufacturers and distributors of innovative aesthetic medical device technologies and clinical grade skincare. Under the agreement, Refine may purchase unlimited quantities of our topical cosmetics subject to minimum order size limits and distribute them throughout the United States to their network of consumers and physicians. As we continue to enhance our own United States sales channels, we are focused on bringing on third-party distributors in key large international markets, such as Canada, Europe, Brazil, Southeast Asia and the Middle East. We also plan to drive the distribution of our products through strategic relationships in specific countries, such as Japan. To continue growing in the physician-dispensed market, we intend to onboard more direct sales representatives that can reach geographic markets we currently do not have a presence in and partner with cosmetic device companies to co-market and sell our products. To this end, in January 2022, we signed a white label non-exclusive authorized global distribution agreement with premier aesthetic device company DermapenWorld, which expanded the reach of our branding and serum integration. Under a ‘white label’ agreement our products or ingredients may be combined with another company’s ingredients or products and sold under that company’s brand name. Essentially, under these arrangements we provide products or ingredients that can be customized with branding and packaging to match the branding of the company that will be selling the product directly. Pursuant to that white label agreement, we provide a shared distributor wholesale quantities of our serums that are formulated together with DermapenWorld’s and products which are marketed globally subject to previously agreed upon key performance indicators. In addition, February and December of 2023, we entered into five high-volume distribution agreements in Canada, Vietnam, the Philippines, the Balkans and Kuwait whereby those distributors are permitted to promote, market, sell and distribute our products within their designated countries. Under these exclusive distribution agreements, we granted each a nonexclusive, nontransferable, royalty free license to use our branded products and marketing literature. Because we are entering new markets under each contract, we also arranged for each distributor to assist us in obtaining any required registrations, licenses and other applicable governmental approvals necessary to import, sell and distribute our products at our expense. As of March 18, 2024, and the date of this report we have voluntarily stopped the sale of our products in Canada through our distribution agreement following a communication from Health Canada determining that our products do not meet the conditions for sale as cosmetics in Canada. As of March 18, 2024, and the date of this report, we are continuing to communicate with Health Canada and have voluntarily stopped the sale of our products in Canada until a time that a resolution can be reached with Health Canada with regard to how the products can be marketed in Canada. Depending on the outcome of Elevai’s engagement with Health Canada, Elevai products may become subject to additional regulatory requirements in order to be marketed in Canada. This will impede sales in Canada until resolved and raises concerns about our future collaboration with our distributor, Evolve Medical Inc. Moreover, on June 26, 2023, pursuant to the terms of our white label non-exclusive authorized global distribution agreement with DermaPenWorld, we sent a termination letter to DermaPenWorld providing notice that we will not renew the distribution agreement upon its expiration. The termination notice was effective as of the end of business on January 16, 2024.

Once commercially viable, as our manufacturing process becomes more vertically integrated partially through the EMx License Agreement, we may expand our business model to provide mesenchymal stem cells (MSCs) to companies needing MSCs, large-scale stem cell culturing, or those companies developing MSC-derived products. This expanded role would position the company as a contract manufacturer and distributor of MSCs because we may become a dependable and well-regarded source of exosomes enriched cosmetic products which have been designed for topical application to assist in the recovery after the delivery of medical aesthetic services. Nonetheless, we aim to remain focused on developing and marketing topical products that are enhanced by unique stem cell derived additives and possibly expand from there into other high-science aesthetic skincare applications, given our biochemical engineering and bioprocessing prowess and ability to manufacture laboratory-based skincare additives ourselves. Thus, any expansion into our role as a manufacturer and distributor of MSCs would only come to fruition if funding and bandwidth were such that we felt we met all our aesthetic market goals and had remaining capacity, or we identified an overwhelming interest and opportunity to benefit from such a paradigm shift. In expanding under this strategic channel, we would likely partner, license, or outsource any non-aesthetics-based business so as not to complicate or defocus our Elevai product brand.

Intellectual Property

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. Since our establishment, we have focused on building an established brand for our products to achieve brand recognition and to increase our market share. We believe that increased brand awareness will increase sales and sales margins and improve customer loyalty. We have consistently marketed our products under the Elevai brand.

We rely on a combination of patent, copyright, trademark and trade secret laws and other agreements with employees and third parties to establish and protect our proprietary intellectual property rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information. As of the date of this report, we have 15 registered trademarks inclusive of 12 global trademarks and 3 United States trademarks, and 15 trademark applications pending, 2 registered domain names, 1 patent, 2 pending US patent applications, and 3 pending International Patent Corporation Treaty (“PCT”) patents.

Our Precision Regenerative Exosome Technology™, or PREx™, process is used to produce Elevai Exosomes™ and the exact process remains a trade secret. We have strategically decided to not pursue a patent around the process.

Our Employees

As of the date hereof, we have 18 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees(1)
Operating	2
Research and Development	3
Financial Department	0
Sales	9
Branding/Marketing	4
Total	18

(1)	This figure does not include our approximately 8 independently contracted aesthetic account managers, as of the date of this report.

We provide employee benefits for each employee which include medical, unemployment, and work injury compensation.

Our employees have not formed any employee union or association. We have developed various methods to train our employees adequately for the functions they perform and are aware of the laws and regulations affecting our industry. Our success depends on our ability to attract, retain, and motivate qualified employees. We endeavor to offer employees competitive compensation packages and a positive, dynamic, and creative work environment. We believe that we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Item 1A. Risk Factors.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

Our revenues and financial results depend significantly on sales of our Elevai Post Treatment E-Series™. If we are unable to manufacture or sell our Elevai Post Treatment E-Series™ in sufficient quantities and in a timely manner or maintain client acceptance of our Elevai Post Treatment E-Series™, our business will be materially and adversely impacted.

To date, a substantial majority of our revenues have resulted from sales of our principal product line, our Elevai Post Treatment E-Series™. Our Elevai Post Treatment E-Series™ and related products accounted for a substantial majority of our net sales for the years ended December 31, 2023, and 2022. Although we intend to introduce additional products, we expect sales of our Elevai Post Treatment E-Series™ to continue to account for a significant majority of our sales for the foreseeable future. Because our business is highly dependent on our Elevai Post Treatment E-Series™, factors adversely affecting the pricing of, or demand for, these products could have a material and adverse effect on our business. Additionally, our commercial success depends in large part on our ability to sustain market acceptance of our Elevai Post Treatment E-Series™ through physician practices and under both our exclusive and non-exclusive distribution agreements. If existing users of our products determine that our products do not satisfy their requirements, or if our competitors develop a product that is perceived by medical aesthetics consumers, physicians or distributors to better satisfy their respective aesthetics requirements, sales of our Elevai Post Treatment E-Series™, and our total net sales may correspondingly decline which could adversely affect our business, financial condition, results of operations and prospects.

Our results of operations could be harmed if we are unable to accurately forecast demand for our products.

To maintain an adequate inventory supply, we must forecast inventory needs and place orders with our third-party suppliers, formulators and packagers before firm orders are placed by our clients or distribution partners. If we fail to accurately forecast client demand, we may experience excess inventory levels or a shortage of product to deliver to our clients. Factors that could affect our ability to accurately forecast demand for our products include: an unanticipated increase or decrease in demand for our products; our failure to accurately forecast acceptance for our new products; product introductions by competitors; unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders or at-once orders placed by clients or distribution partners; the impact on demand due to unseasonable weather conditions; weakening of economic conditions or consumer or client confidence in future economic conditions, which could reduce demand for discretionary items, such as aesthetics services and our complementary cosmetics products; and terrorism or acts of war, or the threat thereof, or political or labor instability or unrest, which could adversely affect consumer or client confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of client or distribution partner demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices or in less preferred distribution channels, which could impair our brand image and harm our business. In addition, if we underestimate the demand for our products, our third-party suppliers, formulators, and packagers may not be able to facilitate bringing our cosmetics products to market or in time to meet our client or distribution partner requirements, and this could result in delays in the shipment of our products and our ability to recognize revenue, lost sales, as well as damage to our reputation and client and distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our business, financial condition, results of operations, and prospects.

We face intense competition, in some cases from companies that have significantly greater resources than we do, which could limit our ability to generate sales.

The market for aesthetic and cosmetic skin health products is highly competitive and we expect the intensity of competition to increase in the future as market acceptance grows and related technology advances. We also expect to encounter increased competition as we enter new markets and as we attempt to penetrate existing markets with new products. We may not be able to compete effectively in these markets, we may face significant pricing pressure from our competitors, and we may lose market share to our competitors. Our principal competitors are large, well-established companies in the fields of pharmaceuticals, medical devices, cosmetics and health care. Our direct competitors include SkinCeuticals, a division of L’Oréal S.A., SkinMedica, Inc., a division of Allergan, Inc., ZO Skin Health, PCA Skin, EltaMD, each a division of Colgate-Palmolive, Dermalogica, Murad and Eminence.

We also face competition from medical device companies offering products used to enhance the skin’s appearance to physicians, such cosmetic device companies that provide complementary microneedling serum treatment, and those companies may offer similar complementary products to physicians, aestheticians, spas, and wellness centers that provide facial treatment services.

We may not be able to successfully expand the use of our current product lines or develop new products.

We are constantly working to improve, extend the stability of and reformulate our existing products. Continued market acceptance of our products will depend on our ability to successfully develop additional applications of our Elevai Exosomes™. The development of additional applications will require significant commitments of personnel and financial resources and we cannot assure you that they will be successful. If the attempted extensions of our product lines and new applications for our Elevai Exosomes™ are not commercially successful, our business will be adversely affected.

We are researching and working alongside contract research organizations to developing new product lines by applying our Elevai Exosomes™ technology to new agents. We also have applied for intellectual property rights to cover our use of certain patents in relation to additional methods and formulations of our Elevai Exosomes™. New products, in various stages of development, include skin discoloration, and hair loss products and systems. These development activities, as well as new clinical validation studies to demonstrate aesthetic improvements, which may assist us in the marketing and sale of our cosmetic products. Completion of any clinical validation studies requires significant commitments of our personnel, time, and financial resources. We cannot assure you that we will be able to develop new products or formulations in a timely manner, or at all. Delays in the development or testing processes will cause a corresponding delay in revenue generation from those products. Regardless of whether such new products or formulations are ever released to the market, the expense of such processes, which may be considerable, will have already been incurred and we may not be able to recover such expenses.

We reevaluate our formulation and product development efforts regularly to assess whether our efforts to develop a particular new product or formulation are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned development efforts in the past, and may abandon those development efforts in the future. New products that we develop may not be successfully commercialized. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return or any financial return.

Our failure to successfully research and develop additional technologies would impair our ability to grow.

We intend to develop and acquire and market new products and technologies though our own internal research capabilities and through the assistance of CROs. Our business model depends in part on our ability to patents new products and/or technologies. The success of this strategy also depends upon our ability and the ability of our third-party formulators to formulate products under such patents, as well as our ability to manufacture, market and sell such patented products.

We may not be able to internally develop new products or technologies successfully. Moreover, vetting, negotiating and implementing design protocols for new product and formulation development with CROs can be a lengthy and complex process. Other companies, including those with substantially greater financial, research and technology, marketing and sales resources, may compete with us for contracts with CROs and development of these technologies. We may not be able to negotiate with or find acceptable CROs to develop such products on terms that we find acceptable, or at all. As a result, our ability to grow our business or increase our profits could be adversely impacted.

Our marketed products and our products under development could be rendered obsolete by technological or other medical advances.

Our marketed products and our products under development may be rendered obsolete or uneconomical by our competitors’ products or technological advances or those other advances within other markets that may better or more inexpensively address the conditions that our products are designed to address.

All of our products address the condition-, and the enhancement of the appearance-of skin by utilizing our Elevai Exosomes™. This market is the subject of active research and development by many potential competitors, including major pharmaceutical companies, specialized biotechnology firms, universities, hospitals, clinics and other research institutions. Competitive advances may also include the potential development of new therapies aimed at treating hyperpigmentation and photo-damaged skin that utilize other lab techniques involving stem-cell secretion, lasers or other advanced technologies. While we intend to expand our technological capabilities to remain competitive, research and development by others may render our technology or products obsolete or noncompetitive or result in treatments superior to any therapies we develop, as our competitors may develop and patent products which are better than ours, which could harm our competitive position.

To sustain our continued growth, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

If we are able to successfully develop additional products and expand the application of our current products, we may experience growth in the number of our employees and the scope of our operations. To the extent that we acquire and launch additional cosmetics products, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources. Since many of the new cosmetics products or pipeline products we are working on may involve using our technologies under new applications or circumstances, it may require our entering into new markets. We may not be able to accurately forecast the number of employees required, the timing of their hire or the associated cost with our expansion and/or our entrance into new markets. The extent of any expansion we may experience will be driven largely by the success of our new cosmetics products. As a result, management’s ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and applications and the ultimate success of these new products and applications is unknown; (ii) we will be entering new markets; and (iii) the costs associated with any expansion will be partially driven by factors that may not be fully in our control (e.g., timing of hiring, market salary rates, ability to hire new managerial and senior staff). Subject to these uncertainties, we estimate that our current business plan may require us to hire new rounds of employees, specifically for our salesforce within the next 12 months. Due to the uncertainty surrounding the new cosmetics products, this estimate may prove to be incorrect, and our costs could be significantly higher. Our success will also depend on the ability of our executive officers and senior management to continue to implement and improve our operational, information management and financial control systems, particularly in light of our status as a newly public company subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we are currently anticipating and adversely affect our results of operations.

If we are unable to retain our existing sales force and recruit additional people to join our sales force, our revenue may not increase and may even decline.

Our products are primarily marketed by our sales force to form new accounts with medical practices, and we depend on those medical practices to generate a substantial majority of our revenue. Our current sales force is independently contracted and may terminate their services at any time, and we may experience high turnover among our sales force from year to year. To increase our revenue, we must increase the number of and/or the productivity of our sales force. We must also expand our outreach and outbound efforts to attract, connect and nurture new customers for a wider medical practice base who purchase product and whom we can foster relationships with to promote retention and higher value over the life of the medical practice.

While we take many steps to help train, motivate and retain our sales force, we cannot accurately predict how the number and productivity of our sales force may fluctuate. Our operating results could be harmed if we do not generate sufficient interest in our business and its products to retain and motivate our existing sales force and attract new people to join our sales force.

The number and productivity of our sales force is negatively impacted by several additional factors, including:

●	any adverse publicity or negative public perception regarding us, our products or ingredients, our sales distribution channel, or our industry or competitors;

●	lack of interest in, dissatisfaction with, or the technical failure of, existing or new products;

●	lack of compelling products or income opportunities;

●	negative sales force reaction to changes in our sales compensation plans or to our failure to make changes that would be necessary to keep our compensation competitive with the market;

●	interactions with our company, including our actions to enforce our policies and procedures and the quality of our customer service;

●	any regulatory actions or charges against us or others in our industry, as well as regulatory changes that impact product formulations and sales viability;

●	general economic, business and public health conditions, including employment levels, employment trends such as the gig and sharing economies, and pandemics or other conditions that curtail person-to-person interactions;

●	changes in the policies of social media platforms used to prospect or recruit potential consumers and sales force participants;

●	recruiting efforts of our competitors and changes in consumer-loyalty trends; and

●	potential saturation or maturity levels in a given market, which could negatively impact our ability to attract and retain our sales force in such market.

Our growth may suffer if an economic downturn in any of our major markets inhibits consumers from spending their disposable income on aesthetic and skin health products.

Our growth depends significantly on continued economic growth in the markets where we sell our products. Because many treatments in which our products are used are considered cosmetic in nature, they are typically paid directly by consumers out of their disposable income and are not subject to reimbursement by third-party payers such as health insurance organizations. As a result, an economic downturn in any of our major markets could have an adverse effect on the sales and profitability of our products.

Our products may cause undesirable side effects that could limit their use, require their removal from the market or prevent further development.

While there are no known side-effects of our products during any initial or prolonged use, any occurrence of side-effects or appearance that any of the ingredients we use may cause undesirable side-effects could limit consumer purchase and use of our products, particularly if physicians or their medical aesthetics consumers perceive that the risks or discomfort outweigh the benefits or if they perceive that the side effects of competitive products are less significant.

Undesirable side effects that may, in some cases be caused by our products could interrupt, delay or halt our research and development programs, including any clinical validation studies, and could result in adverse regulatory action by the FDA or other regulatory authorities. More severe side effects associated with our products may be observed in the future. Even if we are able to complete the development of a new product and obtain any required regulatory approval, undesirable side effects could prevent us from achieving or maintaining market acceptance of our current or prospective products or could substantially increase the costs and expenses of commercializing any future products. Negative publicity concerning our products, whether accurate or inaccurate, could also reduce market or regulatory acceptance of our products, which could result in decreased product demand, removal from the market or an increased number of product liability claims, whether or not such claims have merit.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

Our business exposes us to the risk of product liability claims that are inherent to the development, clinical validation studies and testing to demonstrate aesthetic improvement and marketing of aesthetic and cosmetic skin products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products. Although we maintain general liability insurance in an amount that we believe is reasonably adequate to insulate us from potential claims, this insurance may not fully cover potential liabilities. In addition, our inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

We are subject to risks associated with doing business internationally.

Our international sales will depend upon the success under both our exclusive and non-exclusive distribution partners and associated marketing efforts of and sales of our third-party distributors via our distribution and license agreements with these partners. Although none of our international distribution or license partners accounted for any of our net sales in 2021 and 2022, our business is subject to certain risks inherent in international business as we continue to expand, many of which are beyond our control. These risks include:

●	adverse changes in tariff and trade protection measures;

●	unexpected changes in foreign regulatory requirements;

●	the potential of negative consequences from changes in tax laws;

●	the potential of business failure of one or more of our distribution partners;

●	changing economic conditions in countries where our products are sold; unexpected fluctuations in exchange rates;

●	potential political unrest and hostilities;

●	differing degrees of protection for intellectual property; and

●	difficulties in coordinating foreign distribution.

Any of the foregoing factors could adversely affect our business, financial condition and results of operations. We cannot assure you that we can successfully manage these risks or avoid their effects when doing business internationally.

Potential business combinations could require significant management attention and prove difficult to integrate with our business, which could divert the attention of our management, disrupt our normal course of business, dilute stockholder value and adversely affect our operating results.

If we become aware of potential business combination candidates that are complementary to our business, we may decide to combine with such businesses or acquire their assets in the future. Business combinations generally involve a number of additional difficulties and risks to our business, including:

●	failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support;

●	disruption of our ongoing business and diversion of management’s attention from other business matters;

●	potential loss of the acquired company’s customers;

●	failure to further develop or integrate the acquired company’s products or technology successfully;

●	unanticipated costs and liabilities; and

●	other accounting system consequences.

In addition, we may not realize benefits from any business combination we may undertake in the future. If we fail to successfully integrate such businesses, or the products and technologies associated with such business combinations into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. If our customers are uncertain about our ability to operate on a combined basis, they may delay or cancel orders for our products. We may not successfully evaluate, integrate or utilize the acquired technology and product lines or accurately forecast the financial impact of a combination, including accounting system charges or volatility in the stock price of the combined entity, should it be a publicly traded target. If we fail to successfully integrate other companies with which we may combine in the future, our business could be adversely affected.

If we fail to cost-effectively acquire new client accounts or retain our existing clients, our business could be adversely affected. Our sales and profit are dependent upon our ability to expand sales to our existing client relationships and acquire new client accounts.

Our success, and our ability to increase revenue and achieve profitability, depend in part on our ability to cost-effectively acquire new client accounts, retain existing clients and keep existing aesthetics-consumers engaged so that they continue to request and purchase our products. While we intend to continue to invest significantly in sales and marketing to educate medical clients about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our client base. Our ability to attract new client accounts and retain our existing accounts will depend on, among other items, the perceived value and quality of our products, consumer demand for thoughtfully designed and innovative cosmetic products at a premium, competitive offerings, our ability to offer new and relevant products and the effectiveness of our marketing efforts. We may also lose loyal clients to our competitors if we are unable to meet client demand for product in a timely manner. If we are unable to cost-effectively acquire new client accounts, retain existing clients and keep existing clients engaged, our business, financial condition, results of operations and prospects could be adversely affected.

Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. Our medical clients continue to be aggressively marketed to for other private label or competitive cosmetic products in the medical aesthetics space, which could reduce demand for our products. The expansion of our business also depends on our ability to increase sales through our distribution agreements and white-label product channels. Any growth within our existing distribution agreement channels may also affect our existing client relationships and present additional challenges, including those related to pricing strategies. Our direct connections to our clients may become more limited as we expand our distribution channels. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as temporary price reductions, off-invoice discounts, advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including risks related to our clients’ acceptance of our marketing efforts. Our strategy to grow international sales may also increase our marketing spend. Our failure to obtain new clients, or expand our business with existing clients, could have an adverse effect on our business, financial condition, results of operations and prospects.

We also use paid and non-paid advertising. Our paid advertising may include search engine marketing, display, paid social media and product placement and traditional advertising, such as direct mail, television, radio and magazine advertising. Our non-paid advertising efforts include search engine optimization, non-paid social media and e-mail marketing. We drive a significant amount of traffic to our website via search engines. However, search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, causing our website to place lower in search query results.

We also drive a significant amount of traffic to our website via social networking or other ecommerce channels used by our current and prospective clients and medical aesthetics cosmetics consumers. As social networking and ecommerce channels continue to rapidly evolve, we may be unable to develop or maintain a presence within these channels. If we are unable to cost-effectively drive traffic to our website, or if the popularity of our social media presence declines, our ability to acquire new clients or interest via consumers could be adversely affected. Additionally, if we fail to increase our revenue per client, generate repeat purchases or maintain high levels of client engagement, our business, financial condition, results of operations and prospects could be adversely affected.

We must expend resources to maintain awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our efforts may or may not be successful.

In order to remain competitive and expand and keep market share for our cosmetics products across our various distribution and business channels, we may need to increase our marketing and advertising spending to maintain and increase brand and client awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, presenting at medical aesthetic conferences, traveling to tradeshows as well as increasingly engaging with non-traditional media. Non-traditional media meets many clients and their cosmetic aesthetics consumers where they are most active which includes outreach through social media and web-based channels, however these channels may not prove successful in building brand awareness. Thus, an increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased market share. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost-prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition, results of operations and prospects could be adversely affected.

Failure to leverage our brand value propositions through our novel exosome technology to compete against well-known cosmetics products, especially during an economic downturn, may adversely affect our ability to achieve or maintain profitability.

In the medical aesthetic cosmetics product category, we compete not only with other widely advertised branded products, but also with well-known branded cosmetics products that have larger market share within the medical aesthetics cosmetics space and may have the capacity to be sold at lower prices. Medical businesses are more likely to purchase our products if they believe that our products provide greater value than less expensive alternatives and if their medical aesthetics consumers demand our products. If the difference in perceived value between our brand and well-known cosmetics products narrows, or if there is a perception of such a narrowing, clients may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding COVID-19, clients may purchase less inventory from us or more from lower-priced brands despite our value proposition. To the extent this occurs, we could experience a reduction in the sales volume of our products or an unfavorable shift in the types of products medical aesthetics consumers demand, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Our brand and reputation may be diminished due to real or perceived quality, safety, aesthetic results or environmental impact issues with our products, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We believe our clients and their medical aesthetics consumers rely on us to provide them with high quality, innovative, well-designed, and effective products. Any loss of confidence on the part of medical aesthetics consumers in our products or the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, environmental impacts, or inclusion of prohibited ingredients, or ingredients that are perceived to be “toxic”, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or aesthetic results or suitability for use by a particular consumer or on the environment, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the recalled product was distributed. Any such issues or recalls could negatively affect our ability to achieve or maintain profitability and brand image.

We also have no control over our products once purchased by medical aesthetics consumers of our clients. For example, medical aesthetics consumers may store or use our products under conditions and for periods of time inconsistent with approved directions for use or the listed shelf life or required warnings or other governmental guidelines on our labels, which may adversely affect the quality and safety of our products or the perceived quality and safety.

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our clients and their medical aesthetics consumers’ expectations, our relationships with our client base could suffer, the appeal of our brand could be diminished, we may need to recall some of our products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, safety or other defects in our competitors’ products or products using our branded name via white-label agreements in other distributed products could reduce overall demand for products with our brand if consumers generally view them to be similar to our products. Any such adverse effect could be exacerbated by our market positioning as a purveyor of high quality, innovative, well-designed, and effective products and may significantly reduce our brand value. Issues regarding the safety, aesthetic results, quality or environmental impact of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our clients and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brand or our products on social or digital media could seriously damage our brand and reputation. Any loss of confidence on the part of clients and their medical aesthetics consumers in the quality, safety, aesthetic results or environmental suitability of our products would be difficult and costly to overcome, even if such concerns were based on inaccurate or misleading information. If we do not maintain a favorable perception of our brand, and project our positions regarding our product safety effectively, our business, financial condition, results of operations and prospects could be adversely affected.

Economic downturns or a change in medical aesthetic consumer preferences, perception and spending habits in the medical aesthetic cosmetic products categories, in particular, could limit aesthetic consumer demand for our cosmetic products and negatively affect our business.

We have positioned our brand to capitalize on growing consumer interest in complementary cosmetics for the medical aesthetics services industry. The medical aesthetics cosmetics product industry is sensitive to national and regional economic conditions and the demand for the products that we distribute may be adversely affected from time to time by economic downturns that impact consumer spending on cosmetics products, including discretionary spending. Future economic conditions such as employment levels, business conditions, housing starts, interest rates, inflation rates, energy and fuel costs, and tax rates could reduce consumer spending or change consumer purchasing habits. Among these changes could be a reduction in the number of medical aesthetics cosmetics products that medical aesthetics consumers purchase when they receive medical aesthetics services, given that many products in this category often have higher retail prices than do their conventional counterparts found in retail stores.

Further, the high-end cosmetics markets in which we operate are subject to changes in consumer preference, trends, new technology, perception and discretionary spending habits. Our performance depends significantly on factors that may affect the level and pattern of medical aesthetics consumer spending in the markets in which we operate. Such factors include medical aesthetics consumer preference, medical aesthetics consumer confidence, medical aesthetics consumer income, medical aesthetics consumer perception of the safety and quality of our products and shifts in the perceived value for our cosmetics products relative to conventional alternatives. The medical aesthetics cosmetics market is also subject to changes in the rate of procedures, which have been increasing in developed countries like the United States. In addition, media coverage regarding the safety or quality of, our products or the biological raw materials, ingredients or bioengineering processes involved in their manufacturing may damage consumer confidence in our cosmetics products.

A general decline in the consumption of our cosmetics products could occur at any time as a result of change in medical aesthetics consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic or economic downturn. If medical aesthetics consumer preferences shift away from complementary cosmetic products, our business, financial condition and results of operations could be adversely affected.

The success of our products depends on a number of factors Including our ability to accurately anticipate changes in the medical aesthetics cosmetics market demand and medical aesthetics consumer preferences, our ability to differentiate the quality and innovativeness of our cosmetics products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our cosmetics products. We may not be successful in identifying trends in medical aesthetics preferences and developing cosmetics products that respond to or lead the way in such trends in a timely manner. We also may not be able to effectively promote our cosmetics products and related technologies by our marketing and advertising campaigns and gain market acceptance. If our cosmetics products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition, results of operations and prospects could be adversely affected.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our mission have been key contributors to our success to date and that the critical nature of the products that we promote a sense of transparency and scientific innovation to our clients. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit clients, and personnel, which is critical to our growth and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our mission our competitive position and business, financial condition, results of operations and prospects could be adversely affected.

If we lose key personnel or are unable to attract and retain other qualified personnel, we may be unable to execute our business plan and our business would be materially adversely affected.

As of September 28, 2023, we had 16 employees. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, sales and marketing, product development and other personnel. In the future we may not be able to recruit and retain qualified personnel, particularly for senior sales and marketing, research and product development positions due to intense competition for personnel among businesses like ours, and the failure to do so could have a significant negative impact on our future product sales and business results. Our success depends in large part on the efforts and abilities of Jordan R. Plews, our President and Chief Executive Officer; Graydon Bensler, our Chief Financial Officer; Tim Sayed, our Chief Medical Officer; Brenda Buechler, our Chief Marketing Officer; and Christoph Kraneiss, our Chief Commercial Officer—as well as other members of our senior management and our scientific and technical personnel.

Our ability to maintain our competitive position is largely dependent on the services of our senior management and other key personnel, including our co-founder, President and Chief Executive Officer, Jordan R. Plews. The loss of the services of Dr. Plews could have an adverse effect on our business, financial condition, results of operations and prospects. Dr. Plews is a well-recognized bioengineer, doctor and entrepreneur. We believe that the success of our brand depends in part on our ongoing affiliation with Dr. Plews. We have an agreement with Dr. Plews, or the Inventions and Proprietary Information Agreement, which, among other things, includes an assignment to us for any of Dr. Plews inventions, know-how or intellectual property, among other items that are legally protectable that result or relatedly-arise from any work performed in his capacity as our employee and imposes various obligations on us. Should that Inventions and Proprietary Information Agreement terminate and upon twelve months after the termination of the Inventions and Proprietary Information Agreement, we could, among other things, lose our ability to control recruiting by Dr. Plews of any of our employees or consultants. Moreover, upon such termination of the Inventions and Proprietary Information Agreement, we may not be able to limit Dr. Plews use of any of our know-how, processes or reverse engineering of our products and sustain reputational damage. We depend on Dr. Plews appearances at industry functions, conferences and his reach and influence to connect with clients and provide insight on current medical aesthetic cosmetics trends. Thus, the loss of the services of Dr. Plews, or the loss of our ability to use Dr. Plews’s likeness, could have an adverse effect on our business, financial condition, results of operations and prospects.

Although we maintain “key employee” insurance policies on our executive officers that would compensate us for the loss of their services, even if we lose the services of one or more of these individuals, finding a replacement could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives. Moreover, the “key employee” insurance policy limit may not fully cover interim expenses for the services and expertise we may require in order to maintain relatively uninterrupted operations of our business. This gap in coverage and the time it may take to replace a key employee may have a material adverse effect on our results of operations and financial condition.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

Revenue and results of operations are difficult to forecast because they generally depend on the volume, timing and type of orders we receive across our various distribution channels, all of which are uncertain. Forecasts may be particularly challenging as we intend to expand into new markets and geographies and develop and market new cosmetics products. We base our expense levels and investment plans on our estimates of revenue and gross margin. However, we cannot be sure the same growth rates and trends are meaningful predictors of future growth. If our assumptions prove to be wrong, we may spend more than we anticipate acquiring and retaining our client or may generate lower revenue per client account than anticipated, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We have a limited operating history at our current scale, which may make it difficult to evaluate our business and future prospects.

We began commercial operations in 2020 and have a limited history of generating revenue at our current scale. As a result of our relatively short operating history at our current scale, we have limited financial data that can be used to evaluate our business and future prospects. Any evaluation of our business and prospects must be considered in light of our limited operating history, which may not be indicative of future performance. Because of our limited operating history, we face increased risks, uncertainties, expenses, and difficulties, including the risks and uncertainties discussed in this section.

A disruption in our operations could have an adverse effect on our business.

As a company engages in sales domestically and internationally, our operations, including those of our third-party formulators, suppliers, and distribution partners, and other service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics or other public health emergencies, border disputes, acts of terrorism and other external factors over which we and our third-party manufacturers, suppliers and delivery service providers have no control. The loss of, or damage to, the facilities of our third-party formulators, suppliers and delivery service providers could have an adverse effect on our business, financial condition, results of operations and prospects.

We depend heavily on postal and parcel carriers for the delivery of products sold directly to clients. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products. These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as labor unrest or natural disasters Any failure to provide high-quality delivery services to our clients may negatively affect the ordering and likelihood of repeat-purchasing of our clients, damage our reputation and cause us to lose client accounts.

The COVID-19 or another pandemic could have an adverse effect on our business, financial condition, results of operations and prospects.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses from time to time. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or a variant thereof, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our supply chain as well as the demand for our cosmetics products. Although at this time we have not experienced disruptions to our supply chain, and we have not experienced decreases in demand or attributed COVID-19 to any material financial impacts, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market uncertainty and turmoil, which could also have an adverse effect on our business, financial condition, results of operations and prospects.

The impact of the COVID-19 pandemic, or any other eventual pandemic on any of our suppliers, formulators, packagers, shippers, distribution partners, medical business clients or transportation or logistics providers may negatively affect the price and availability of our materials and impact our supply chain. If the disruptions caused by the COVID-19 pandemic continue for an extended period of time, our ability to meet the demands of our clients may be materially impacted. In addition, the conditions caused by the COVID-19 pandemic, or another pandemic may negatively impact collections of accounts receivable and cause some of our clients’ businesses to slow, all of which could adversely affect our business, financial condition, results of operations and prospects.

Further, the COVID-19 pandemic may impact medical aesthetic cosmetics consumer demand. Medical aesthetics practices may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our clients’ operations are negatively impacted, their medical aesthetic cosmetics consumers may reduce demand for or spending on our cosmetics products. There may also be significant reductions or volatility in medical aesthetic cosmetics demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or beautification activities, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. Additionally, we may be unable to effectively modify our advertising activities to reflect changing medical aesthetic cosmetics interests in beauty, or their general outward appearance, and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things.

It is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and prospects, and may also have the effect of heightening many of the other risks described in this “Part 1. Item 1A. Risk Factors” section.

Our business is at an early stage of product development, and we may not develop additional cosmetics products that can be commercialized or profitably developed and our failure to introduce new products may adversely affect our ability to continue to grow.

Our business is at an early stage of product development. As of the date of this report, we have commercialized two cosmetics products for the medical aesthetics market. We are still in the early stages of identifying and conducting research on potential new cosmetic products.

A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to our clients and distribution partners. Our pipeline products will require significant research and development, and clinical validation testing to demonstrate aesthetic improvement of any product. We may not be able to successful commercialize or synthetize any of product candidates or commercialize any products at scale that is profitable. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, aesthetic results or cost effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended aesthetic improvements or achieve aesthetic results or benefits equal to or better than the standard of treatment at the time of testing or after a product may be formulated.

The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer and market preferences within the medical aesthetics cosmetics industry, the technical capability of our laboratory staff, including biochemists and bioengineers, developing and testing product formulas and prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. Our cosmetics product offerings may change over time, which makes it difficult to forecast our future results of operations. There can be no assurance that we will successfully develop and market new products that appeal to clients. For example, product formulas we develop may not contain the product attributes desired by the medical aesthetics consumers that our clients serve. Any such failure may lead to a decrease in our growth, sales and ability to achieve profitability, which could adversely affect our business, financial condition, results of operations and prospects.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business, financial condition, results of operations and prospects could be adversely affected.

We may incur product liability claims that could harm our business.

We sell a variety of topical cosmetics products for topical human use. Our cosmetics are not generally subject to pre-market approval or registration processes so we cannot rely upon a government safety panel to qualify or approve our products for use, and some ingredients may not have long histories of human consumption or use. We rely upon published and unpublished safety information including clinical validation studies on ingredients used in our products and conduct our own clinical validation and safety studies on some key ingredients and products. A product may be safe for the general population when consumed or used as directed but could cause an adverse reaction for some individuals, such as a person who has a health condition or allergies or who is taking a prescription medication. While we include what we believe are adequate instructions and warnings and we have historically had low or no numbers of reported reactions, previously unknown adverse reactions could occur. While we maintain a policy to insure our product liability risks we will continue to periodically evaluate whether any of our products are found to cause any injury or damage and whether we become subject to product liability claims.

As a result of the type of products that we sell, we may be subject to various product liability claims, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Consumer protection laws and regulations governing our business continue to expand, and in some states such as California, class-action lawsuits based on increasingly novel theories of liability are expanding. Product liability claims could increase our costs, cause negative publicity, and adversely affect our business and financial results. As we continue to offer an increasing number of new products through large product offerings our product liability risk may increase.

If our sales force or employees provide improper or inappropriate advice regarding our products, their use or safety, we may be subject to additional product liability. If we discover that our products are causing adverse reactions, or if we determine that any of our employees have not properly handled reports of adverse reactions, we could suffer further adverse publicity or government sanctions.

Our employees, independent contractors, consultants, medical professional clients, distributors and vendors may engage in unethical misconduct or other improper sales activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, medical professional clients, distributors and vendors and other individuals or entities with whom we have arrangements may engage in unethical, fraudulent or illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) the laws of the FDA, other similar foreign regulatory authorities and foreign governments, including those laws requiring the reporting of true, complete and accurate information to such regulators; (ii) manufacturing standards; or (iii) laws that require the true, complete and accurate reporting of financial information or data. These laws may impact, among other things, future sales, marketing and promotional campaigns.

It is not always possible to identify and deter unethical misconduct by our employees, medical professional clients and other third parties, and the precautions we take to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance such laws or regulations. If such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in government investigations, legal proceedings, the imposition of significant fines or other sanctions, including the imposition of monetary penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, and divert the attention of management in defending ourselves against any of these claims or investigations, which could have a material adverse effect on our business, financial condition and results of operations.

Moreover, our cosmetics products may be subject to sales and marketing practices subject to business arrangements that may include kickbacks, self-dealing and other abusive practices. Because our medical professional clients receive a markup on each sale of our cosmetics products our medical professional clients may structure their own internal sales and commission programs or promote certain customer incentive programs and other business arrangements that include our cosmetic products and more generally that incentivize monetary gain over effecting positive results for their customers. Such programs may promote perverse incentives relating to the sale, stocking, or purchasing of our cosmetic products. Such programs could negatively impact our marketing capabilities and favorable perception of our brand and products. If we are unable to maintain and promote a favorable perception of our brand and products, our business, financial condition, results of operations and prospects could be adversely affected.

We have limited clinical validation and testing data, and clinical validation testing are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and aesthetic results during clinical validation testing, which may limit our ability to generate revenues from our cosmetics products.

We have not yet invested significantly in wide-ranging clinical validation testing to demonstrate aesthetic improvement and the few studies we have arranged are in early stages as of the date of this report. We cannot assure you that we will be able to continue to invest or develop resources for conducting these tests in the near future. In particular, clinical validation testing can be very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical validation trial process is time consuming. Furthermore, failure can occur at any stage of the testing, and we could encounter problems that cause us to abandon or repeat clinical validation testing. The commencement and completion of clinical validation studies may be affected by several factors, including:

●	unforeseen safety issues;

●	determination of product applicative issues;

●	inability to demonstrate positive aesthetic results during clinical validation studies;

●	slower than expected rates of participant recruitment;

●	inability to monitor or document participants adequately during or after product application; and

●	developments related to the coronavirus outbreak and impact of it and COVID-19 on the costs and timing associated with the conduct of our clinical validation studies and other related activities.

Our success depends largely upon consumer satisfaction with the aesthetic results of our products.

In order to generate repeat and referral business from clients, our clients’ medical aesthetics consumers must be satisfied with the aesthetic results of our cosmetics products. Our products are cosmetic in nature and the success of the results are highly subjective. Accordingly, medical aesthetics consumers’ perception of their aesthetic results may greatly vary even if our products and systems associated therewith are shown to be objectively successful. If medical aesthetics consumers are not satisfied with the aesthetic benefits of our products or feel that they are too expensive for the aesthetic results obtained, our reputation and future sales to our clients could suffer.

Our products may fail to achieve the broad degree of physician adoption and use or medical aesthetic consumer demand necessary for commercial success.

Our cosmetics products, which as of the date of this report are used solely in a clinical or medical spa setting, may fail to gain sufficient market acceptance by physicians and others in the medical aesthetics community. The commercial success of these products and any future products will depend significantly on the broad adoption and use of the resulting product by physicians for the treatment of aesthetic indications that we may seek to pursue. We are aware that other companies are seeking to develop alternative products and treatments, any of which could impact the demand for our cosmetics products.

The degree and rate of physician adoption of our exosome serums and any future products depend on a number of factors, including the cost, profitability to our clients, medical aesthetic consumer demand, characteristics and aesthetic results of our products. Our success will also depend on our ability to create compelling marketing programs and ability to overcome any biases physicians or consumers may have toward the use, safety and aesthetic results of existing products over ours. Moreover, our competitors may offer more compelling marketing or discounting programs than we are able to offer, including by bundling multiple aesthetic products to provide a more comprehensive offering than we can. We can provide no assurance that health professionals will continue to recommend our products at their current levels, or at all. Additionally, we may be unable to continue to grow our network of health professional clients and therefore may not continue to achieve revenue growth through this channel.

With respect to medical aesthetic consumer demand, use of our cosmetic products is purely elective with a cost that must be borne by the consumer, and costs related to the use of cosmetics is not reimbursable through any third-party payor, such as Medicaid, Medicare or commercial insurance. The decision by a medical aesthetic consumer to purchase our products for aesthetic indications may be influenced by a number of factors, including the cost, aesthetic results, safety, perception, marketing programs for, and physician recommendations of our cosmetics products versus competitive cosmetics products or other procedures provided by the physician.

If our cosmetics products or any future pipeline product fail to achieve the broad degree of physician adoption necessary for commercial success or the requisite medical aesthetic consumer demand, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

The outcome of our clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we may not achieve the broad degree of physician adoption and use or medical aesthetic consumer demand necessary for commercial success.

We have yet to complete clinical testing to demonstrate our products aesthetic results. The clinical testing of our current products may not demonstrate aesthetic results to the degree we may anticipate or at all. Similarly, this testing may not be completed in a timely manner, if at all, or only after significant increases in costs, program delays or both, all of which could harm our ability to generate revenues. In addition, our products may not prove to be more effective for improving appearance than current cosmetic products on the market. Accordingly, we may have to delay or abandon efforts to research, develop or further market our products.

The failure to adequately demonstrate the aesthetic results could harm our ability to generate revenues and limit a broader degree of physician adoption necessary for commercial success or the requisite medical aesthetic consumer demand. Accordingly, our operating results and financial condition will be adversely affected, which may delay, prevent or limit our ability to generate revenue and continue our business.

Even if we are successful in product testing of our cosmetic exosome-based products, it is unclear whether cosmetic exosome products can serve as the foundation for a commercially viable and profitable business because of other evolving technologies.

Stem cell technology is rapidly developing and could undergo significant change in the future. Such rapid technological development could result in our technologies becoming obsolete. While our cosmetic products appear promising, and even if they achieve positive test results, they may fail to be successfully adopted by physicians for numerous reasons, including, but not limited to, competing cosmetics technologies for the same treatments. There can be no assurance that we will be able to develop a successful market for our cosmetic exosome products based on stem cell technologies.

Moreover, advances in other cosmetic products are rapid and could significantly reduce or entirely eliminate the need for our products. Additionally, keeping up with new technological developments may materially alter the commercial viability of our technology or products and require us to incur significant costs to replace or modify product lines in which we have a substantial investment. We are focused on exosome based cosmetic products, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably.

We are engaged in activities in the bioengineering and cosmetics field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Research and discoveries by other bioengineering, cosmetics, pharmaceutical or other companies may render our technologies or potential products or services uneconomical or result in products superior to those we develop. Similarly, any technologies, products or services we develop may not be preferred to any existing or newly developed technologies, products or services.

Restrictions on the use of human stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.

Our stem cells are derived under current Good Manufacturing Practices from Wharton’s Jelly portion of the human umbilical mesenchymal stem cells and captured within twenty-four hours of a full-term healthy birth by consenting donors. Because the use of human umbilical mesenchymal stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells, our research related to human umbilical mesenchymal stem cells could become the subject of adverse commentary or publicity and some political and religious groups may still raise opposition to our cosmetics products and practices. In addition, many research institutions, including some of our potential scientific collaborators, have adopted policies regarding the ethical use of human umbilical mesenchymal stem cells, which, if applied to our procedures, may have the effect of limiting the scope of research conducted using our stem cells, thereby impairing our ability to conduct research in this field.

Our products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

Our products may be significantly more expensive to manufacture than other traditional cosmetics products currently on the market today. We hope to substantially reduce manufacturing costs through process improvements, development of new methods, increases in manufacturing scale and outsourcing to experienced formulators or manufacturers. If we are not able to make these, or other improvements, and depending on the pricing of our products, our profit margins may be significantly less than that of other cosmetics products on the market today. In addition, we may not be able to charge a high enough price for any cosmetic product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our pipeline products, our business would be materially harmed.

Our business is based on novel technologies that are inherently expensive, risky and may not be understood by or accepted in the cosmetics marketplace, which could adversely affect our future value.

The development, commercialization and marketing of cell and tissue-derived cosmetics are at an early-stage, substantially research-oriented, and financially speculative. To date, very few companies have been successful in their efforts to develop and commercialize a stem cell-derived cosmetic products. In general, stem cell products may be susceptible to various risks, including undesirable and unintended side effects, or other characteristics that may prevent or limit their approval or commercial use. Furthermore, the number of people who currently or may use cell or tissue-derived cosmetics is difficult to forecast with accuracy. Our future success is dependent on the establishment of a significant market for cell- and tissue-derived cosmetics and our ability to capture a share of this market with our product lines.

Our development efforts with our cosmetics products are susceptible to the same risks of failure inherent in the development and commercialization of other topical cosmetics products based on new technologies. The novel nature of exosome-based cosmetics creates significant challenges in the areas of product development and optimization, manufacturing, government regulation, and market acceptance. For example, the United States FDA has relatively limited experience regulating cosmetics derived from stem cells, and there are no FDA approved medical products utilizing exosomes.

We may not have sufficient product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

The testing, manufacturing, marketing and sale of stem cell derived products entail an inherent risk of product liability claims. We currently have a limited amount of product liability insurance, which may not be adequate to meet potential product liability claims. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. Adequate insurance coverage may not be available in the future on acceptable terms, if at all. If available, we may not be able to maintain any such insurance at sufficient levels of coverage and any such insurance may not provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

Risks Related to Our Financial Condition

As described in the report of our auditors for the twelve months ended December 31, 2023, and 2022 and the notes to our consolidated financial statements, there is substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of year-end December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had a net working capital of $ 3,622,091 and $963,050, respectively, and has an accumulated deficit of $7,023,890 and $2,722,373, respectively. Included in the accumulated deficit are losses of $4,301,517 for the year ended December 31, 2023, and $1,800,268 for the year ended December 31, 2022. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on the success of this offering and receipt of additional funds through debt or equity financing and our operations. In the event we are unable to obtain such funding, we may have to delay, reduce or eliminate certain of our planned operations, including some of our research and development and/or clinical validation studies to demonstrate aesthetic improvement, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you may lose all or part of your investment.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $4,301,517 and $1,800,268 in the years ended December 31, 2023 and 2022, respectively. Our expenses will likely increase in the future as we develop and launch new cosmetics product offerings, expand in existing and new markets, increase our sales and marketing efforts, and continue to invest in our laboratory facility. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. These offerings may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our current growth may not be indicative of our future growth and, if we begin to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have experienced minimal growth since our launch in 2020. For example, our revenue increased to $766,277 in 2022, and to $1,712,595 in 2023. Moreover, the number of our full-time employees increased. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

●	increase awareness of our brand and successfully compete with other companies;

●	price our products effectively so that we are able to attract new consumers and expand sales to our existing clients;

●	expand distribution with new and existing clients;

●	continue to innovate and introduce new products;

●	expand our supplier and fulfillment capacities;

●	maintain quality control over our product offerings; and

●	expand internationally.

Such growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:

●	our sales and marketing efforts to increase brand awareness, further engaging our existing and prospective clients, and driving sales of our products;

●	product innovation and development;

●	general administration, including increased finance, legal and accounting expenses associated with being a public company; and

●	expanding internationally.

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy our client requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition, results of operations and prospects. You should not rely on our historical rate of revenue growth as an indication of our future performance or the rate of growth we may experience in any new category or internationally.

In addition, to support continued growth, we must effectively integrate, develop and motivate a large number of new employees while maintaining our corporate culture. We face significant competition for personnel. To attract top talent, we have had to offer, and expect to continue to offer, competitive compensation and benefits packages before we can validate the productivity of new employees. We may also need to increase our employee compensation levels to remain competitive in attracting and retaining talented employees. The risks associated with a rapidly growing workforce will be particularly acute as we choose to expand into new product categories and global markets. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts and employee morale, productivity and retention could suffer, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are also required to manage numerous relationships with various vendors and other third parties. Further growth of our operations, client base, or internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition, results of operations and prospects may be adversely affected.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

During the years ended December 31, 2023 and 2022 we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2023 and beyond;

●	scientific progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, product testing, manufacturing, third-party agreements and marketing;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	the number and type of pipeline product that we pursue; and

●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the current and future impact of it and COVID-19 on our business operations and funding requirements.

Additional financing through strategic collaborations, public or private equity or debt financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders, and any debt financings will likely involve covenants restricting our business activities. Additional financing may not be available on acceptable terms, or at all. Further, if we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, pipeline product or products that we might otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or product development initiatives, any of which could have a material adverse effect on our financial condition or business prospects.

Our need for additional capital and ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase capital needs or drive spending and depletion of cash resources faster than expected. Accordingly, the Company will need to obtain substantial additional funding in order to continue and maintain its operations. The uncertainties around the Company’s ability to fund operations raise substantial doubt about its ability to continue as a growing concern. Thus, In the future, we may need to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. We may sell Common Stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors in our Common Stock may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock. Debt financing, if available, may involve restrictive covenants and could reduce our operational flexibility or ability to achieve or maintain profitability. If we cannot raise funds on acceptable terms, we may be forced to raise funds on undesirable terms, or our business may contract or we may be unable to grow our business or respond to competitive pressures, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Dependence on Third Parties

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, product testing and commercialization of our proposed products may require entering into collaborations with corporate partners, licensors, licensees and others. We may then be dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our potential collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

●	design and conduct product testing and studies to demonstrate aesthetic improvement;

●	fund research and development activities with us;

●	pay us fees upon the achievement of milestones; and

●	market with us any commercial products that result from our collaborations.

Should we collaborate with others in the development and commercialization of potential products, those expected product pipeline timelines may be delayed if collaborators fail to conduct these activities in a timely manner, or at all. In addition, our potential collaborators could terminate their agreements with us, and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Current and future contractual arrangements with licensors or collaborators require or could require that they pay royalties and their failure to do so would adversely affect the level of our future revenues and profits.

Some of our contractual arrangements between us and a licensor, collaborator or other third party in connection with the distribution of our products currently require or may require in the future that those third-parties make royalty or other payments to us. Should those third parties fail to pay those royalties, we would not receive all of the revenue derived from commercial sales of such product.

Our reliance on the activities of our non-employee consultants, third-party vendors, and operational contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products.

As an early-stage company, we rely extensively upon and have relationships with in-house consultants and with expertise in cosmetics developments strategy or other business matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities. These consultants may have commitments to other commercial and non-commercial entities. We have limited control over the operations of our consultants and can expect only limited amounts of time to be dedicated to our research, development and business goals.

We currently contract with third-party contractors, and in some cases, a single contractor, for all aspects of the supply, logistics, and formulation of our cosmetics products, and expect to continue to do so to support commercial scale production of our cosmetics products. There are significant risks associated with contracting with third-party suppliers, including their ability to meet the increased need that may result from our increasing any commercialization efforts. This increases the risk that we will not have sufficient quantities of hUMSCs or be able to obtain such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We currently rely on third-party contract suppliers, packagers, shippers and formulators for all of our required raw materials, bottling and packaging, active ingredients and finished products for our cosmetics products. Because there are a limited number of suppliers for the raw materials that we use to formulate our cosmetics products, we may need to engage alternate suppliers to prevent a possible disruption of the formulations of the materials necessary to produce our cosmetic products. We do not have any control over the availability of hUMSCs that form the basis for our products, raw materials that are formulated along with our exosomes or packaging and bottling supplies that form the basis for our product packaging and bottling. If we or our formulators are unable to purchase these raw materials on acceptable terms, at sufficient quality levels or in adequate quantities, if at all, the development and commercialization of our products or any future products would be delayed, or there would be a shortage in supply, which would impair our ability to meet our development objectives for our pipeline products or generate revenues from the sale of our current line of cosmetics products. We also currently rely on a single supplier and formulator for our hUMSCs, to formulate the final products by adding ingredients to bring finished products to market, and for bottling and packaging our final products. While we believe that alternative sources of commercially viable supply exist for both our hUMSCs and raw materials that we use to formulate our products, there can be no assurance that we will be able to quickly establish additional or replacement sources if needed, and a reduction or interruption in supply could adversely affect our ability to supply our products in a timely or cost-effective manner.

We expect to continue to rely on these formulators, packagers and bottlers or other subcontractors and suppliers to support our commercial requirements in the near future. We plan to continue to rely on third parties for the raw materials, hUMSCs and formulating of our products necessary to produce our products and bring them to market.

Our continuing reliance on third-party contract formulators, and suppliers entails a number of risks, including reliance on the third party for regulatory compliance and quality assurance, the possible breach of the manufacturing or supply agreement by the third party, and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us. In addition, third-party contract formulators and suppliers may not be able to comply with cGMP requirements, or similar regulatory requirements. If any of these risks transpire, we may be unable to timely retain alternate subcontractors or suppliers on acceptable terms and with sufficient quality standards and production capacity, which may disrupt and delay the commercial sale of our products.

Our failure or the failure of our third-party formulators, packagers, shippers, bottlers and suppliers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products or pipeline products. Any failure or refusal to supply or any interruption in supply of the components for our products could delay, prevent or impair our ability to bring our products to market.

The manufacture and formulation of cosmetics products is complex, and formulators may encounter difficulties in production. If we or any of our third-party formulators encounter any difficulties, our ability to provide our products or any pipeline product candidates commercial sales could be delayed or stopped.

The manufacture and formulation of cosmetics products is complex, and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. We and our contract manufacturers also comply with cGMP requirements. Formulators of cosmetics products often encounter difficulties in production, particularly in scaling up and validating initial production and contamination controls. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing and formulating facilities in which our products are made, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

We cannot assure you that any stability or other issues relating to the manufacture of our products or any future pipeline product will not occur in the future. As our formulation and manufacturing processes are scaled up, they may reveal manufacturing challenges or previously unknown impurities that could require resolution in order to proceed with commercial sales of our cosmetics products.

Our reliance on third-party manufacturers and formulators entails risks, including the following:

●	the inability to meet our product specifications, including product formulation, and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing and formulation capacity;

●	manufacturing and product quality issues, including those related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar quality standards;

●	the inability to negotiate or renegotiate formulation and manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of formulation or manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

●	the reliance on a limited number of sources, and in some cases, single sources for some of our key materials, such that if we are unable to secure a sufficient supply of these key materials, we will be unable to manufacture and sell our products in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for those materials that are currently or in the future purchased from a sole or single source supplier;

●	operations of our third-party manufacturers, formulators or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer, formulator or supplier;

●	resource constraints, including as a result of labor disputes or unstable political environments;

●	carrier disruptions or increased costs that are beyond our control; and

●	the failure to deliver our products under specified storage conditions and in a timely manner.

If we or our third-party formulators or manufacturers were to encounter any of these difficulties, and in particular where we rely on a single formulator and manufacturer, our ability to commercialize our products, would be jeopardized. Any adverse developments affecting commercial formulation or manufacturing of our products or any future pipeline product may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly formulation or manufacturing alternatives. Accordingly, failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede the development and commercialization our products or any future pipeline product and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Because we have limited research and development capabilities, we may become more dependent on third parties to perform research and development for us.

We have limited internal research and development capabilities and currently outsource portions of our product research and development to third-party research companies. In particular, we have relied heavily on services provided by Radyus Research, Inc. partially in the development of new products, and to analyze the proteomic characteristics of our Elevai ExosomesTM. We have received sufficient support from our third-party research partners to help us drive our new product development, and we expect to continue to rely on third parties to assist in our research and develop new products.

There are a limited number of third-party research and development companies that specialize or have the expertise required to assist us in our product development objectives. As a result, it may be difficult for us to engage research and development partners and personnel for our anticipated future needs. If we are unable to arrange for third-party research and development of our products, or to do so on commercially reasonable terms, we may not be able to develop new products or expand the application of our existing products as quickly as we could if we were to only perform research and development of new products internally.

Reliance on third-party research and development partners entails risks to which we would not be subject if we performed the research and development ourselves, including reliance on the third party for maintaining the confidentiality of the proprietary information relating to the product being developed and for maintaining quality assurance, the possibility of breach of the research and development agreement by the third party, and the possibility of termination or non-renewal of the agreement by the third party.

Dependence upon third parties for the research and development of our future products may limit our ability to commercialize and deliver products on a timely and competitive basis.

Because we currently sublease our laboratory to commercialize our products, we will continue to be dependent on third parties for our own manufacturing capabilities for us for some time.

We currently sublease our laboratory space from Stem Express LLC in order to meet our commercial manufacturing needs and do not have a long-term lease. The termination of that lease or any loss of services under that agreement would be difficult for us to replace within a short period of time. We expect to continue to rely on third parties to for laboratory space to continue our commercial production of our exosome products.

There are a limited number of third-party laboratories that operate under the FDA’s current Good Manufacturing Practices, or cGMP, regulations and that have the necessary expertise and capacity for us to manufacture our products. As a result, should our current relationship with our landlord change or manufacturing needs change it may be difficult for us to locate laboratories for lease that meet our current or anticipated future needs. If we are unable to arrange for third-party laboratory for us to manufacture of our products in, or to find a lease on commercially reasonable terms, we may not be able to complete development of, market and sell our current or new products.

Reliance on our use of leased laboratories entails risks to which we would not be subject to if we maintained our own laboratory, including reliance on a third-party landlord for regulatory compliance and maintenance of some of the commercial equipment and facilities used in our manufacturing process, and the possibility of early termination or non-renewal of the agreement by the landlord.

As we continue to grow the size of our company, we may need to further invest in the expansion of our leased manufacturing facilities for the potential need to increase our manufacturing capability, product volume and the necessary personnel. However, in order to make that election, we will need to invest substantial additional funds and recruit qualified personnel in order to operate any new or expanded manufacturing laboratory and there can be no assurance that we will successfully recruit enough qualified personnel to staff and manufacture our products. In order to expand we will also rely on an increase in our need for additional raw materials and other laboratory supplies and there can be no assurance that we will be able to make or obtain adequate supplies of our products. If we are not able to recruit or staff sufficient numbers of qualified personnel or acquire enough supplies necessary for our manufacturing process it will be more difficult for us to launch new products and compete effectively.

Dependence upon third parties to lease the facilities to manufacture of our products may reduce our profit margins, or the sale of our products and may limit our ability to develop and deliver products on a timely and competitive basis.

We cannot assure you that we will be able to continue to lease our manufacturing facilities in order to bring commercial quantities of our products to market at acceptable costs. Our inability to do so would adversely affect our operating results and cause our business to suffer.

We or our third-party vendors may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology risks. Our inability to protect our systems and data against such risks could harm our business and reputation.

Our ability to operate uninterrupted and provide high levels of service depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against.

Although we have not experienced any security breaches or attempted security breaches and continue to invest in security measures, we cannot be certain that our defensive measures, and those employed by our third-party vendors, will be sufficient to defend against all such current and future methods.

Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, regulatory or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromise our trade secret and intellectual property; expose us to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.

A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise. Our remediation efforts therefore may not be successful. The inability to implement, maintain, and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents.

The occurrence of any such failure may also subject us to costly lawsuits, claims for contractual indemnities, as well as divert valuable management, research and development, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from customers, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.

If our third-party suppliers, logistics, and manufacturers do not comply with ethical business practices or with applicable laws and regulations, our reputation, business, financial condition, results of operations and prospects could be harmed.

Our reputation and our clients’ willingness to purchase our products depend in part on our suppliers’, packagers’, manufacturers’, and formulators’ compliance with ethical employment practices, such as with respect to child labor, wages and benefits, forced labor, discrimination, safe and healthy working conditions, and with all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our suppliers, packagers, shippers, manufacturers, and formulators and cannot guarantee their compliance with ethical and lawful business practices. If our suppliers, packagers, shippers, manufacturers, or formulators fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, or ethical standards, our reputation and brand image could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability, and additional costs that would harm our reputation, business, financial condition, results of operations and prospects.

If we, or our third-party manufacturers or formulators fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of its business.

Our research and development activities and our third-party manufacturers’, formulators’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials and other hazardous compounds. We and our manufacturers, formulators and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Risks Related to Our Products Legal and Regulatory Risks

A recall or suspension of sale of our products, or the discovery of serious safety issues with our products or the incorrect application of such products by medical professionals to which we sell such products, could have a significant negative impact on us.

The FDA and comparable agencies of other countries regulate our cosmetic products. In the United States, FDA regulations govern, among other things, the activities that we perform, including product development, product testing, product labeling, product storage, manufacturing, advertising, promotion, product sales, reporting of certain product adverse events and failures, and distribution.

The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event that a product has a reasonable probability of causing a serious adverse health risk due to adulteration or misbranding. Regulatory authorities have broad discretion to require the recall or suspension of a product or to require that manufacturers alert customers of safety risks. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources, and have an adverse effect on our reputation, financial condition and operating results.

In addition, regulatory authorities may require us to, or we may voluntarily, suspend sales of a product if we become aware that the medical professionals to which we sell our products have not followed our instructions for application. For example, when our product is marketed and sold by us to medical professionals throughout the United States and internationally, we include instructions specifying that such product must be applied topically by these medical professionals. Administration outside of those specific directions could result in us running afoul of government rules and regulations.

FDA and FTC may enforce against our cosmetic products if they do not accept our advertising and marketing or if those products are used beyond the intended uses that we authorize.

If our products are marketed outside of their intended use, for example if they are advertised for the treatment, diagnosis, cure, prevention, or mitigation of a disease, then regulatory agencies may issue a warning letter or further investigate our marketing practices to ensure we are complying with advertising and promotional rules that apply to the product category.

Domestic and foreign government regulations and private party actions relating to the marketing and advertising of our cosmetics products have and may continue to restrict, inhibit or delay our ability to sell our cosmetics products as regulatory agencies consider the use of hUMSCs in cosmetics. Such regulations governing our products, including the formulation, registration, marketing and sale of our products, could harm our business.

Our products are subject to extensive government regulation by numerous federal, state and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can, and have already had impacts on our business, including but not limited to:

●	delays, or altogether prohibitions, in introducing or selling a product or ingredient in one or more markets;

●	limitations on our ability to import products into a market;

●	limitations on the claims we can make regarding our products; and

●	delays and expenses associated with compliance, such as record keeping, documentation of the properties of certain products, labeling, and scientific substantiation; and

●	product reformulations, or the recall or discontinuation of certain products that cannot be reformulated to comply with new regulations.

We have observed a general increase in regulatory activity and activism in the United States and across many markets globally where we operate, and the regulatory landscape is becoming more complex with increasingly strict requirements. In particular, the requirements are impacting the ingredients we can include in our products, the accepted quantities of those ingredients and the quality and characterization of the ingredients. Global regulators have in recent years become overall more restrictive on the accepted levels of certain ingredients or sources that we can use in our product, in some cases banning them outright. Further, many of the restrictions regarding ingredient quality are not directly applicable to our products, leaving the possibility that our interpretation of compliance may not match that of the enforcing authorities. Often there is a lack of an equivalent ingredients or source present in the marketplace. In other cases, the removal or reduction of a technical ingredient to stabilize our products, leads to a significant change to the character of the product that may make it no longer desirable or safe to the consumer. If this trend in new regulations continues, we may find it necessary to alter some of the ways we have traditionally marketed our products in order to stay in compliance with a changing regulatory landscape and this could add to the costs of our operations and/or have an adverse impact on our business.

For example, Health Canada is primarily responsible for administering the Food and Drugs Act (Canada) and the Canadian Regulations. Upon our initial registration of cosmetic products with Health Canada in 2022, the Canadian health ministry confirmed that the ingredients contained in the cosmetic products were permitted for use in cosmetics in Canada, and our cosmetic products as sold were compliant with any applicable requirements of the Food and Drugs Act (Canada) and Cosmetic Regulations pursuant to the Food and Drugs Act (Canada) with respect to all ingredients and composition, including that none of the ingredients contained therein were named on the Cosmetic Ingredient Hotlist (as published by Health Canada).

Health Canada is responsible for regulation of the sale of cosmetics under the Food and Drugs Act and Cosmetic Regulations, including the interpretation of what may be represented on labels and in promotional materials regarding the claimed properties of cosmetic products. Elevai markets its products in Canada as cosmetics under the Food and Drugs Act, having submitted cosmetic notifications to Health Canada for both products as required by the Cosmetic Regulations. There is no pre-market approval required from Health Canada to market a cosmetic in Canada. In March 2024, Elevai received correspondence from Health Canada, advising that Health Canada had reviewed certain undisclosed information about Elevai’s products. Health Canada advised Elevai that based on this review, the products did not meet Health Canada’s interpretation of the conditions required to market a cosmetic in Canada. In response to Health Canada’s communication, Elevai voluntarily stopped sale of the products in Canada. Elevai has engaged Health Canada to obtain clarity about the review and how the products can be marked in Canada.

Depending on the outcome of the Elevai’s engagement with Health Canada, Elevai products could be subject to additional regulatory requirements in order to be advertised or sold in Canada. Prior to receiving the March 2024 notice, our distribution agreement partner’s sales in Canada contributed approximately $158,603 to our total revenue of approximately $1.7M in 2023, representing about 9.26% of that figure.

Many laws and regulations govern aspects of regulatory oversight of our products although the FDA currently does not have a pre-market approval system for cosmetics. However, cosmetic products may become subject to more extensive regulation in the future and have recently. These events could interrupt the marketing and sale of our products, severely damage our brand reputation and image in the marketplace, increase the cost of our products, cause us to fail to meet customer expectations or cause us to be unable to deliver merchandise in sufficient quantities or of sufficient quality to our stores, any of which could result in lost sales.

Our operations could be harmed if new laws or regulations are enacted that restrict our ability to market or distribute our products or impose additional burdens or requirements on us in order to continue selling our cosmetics products. In addition, the adoption of new regulations or changes in the interpretations and enforcement of existing regulations may result in significant compliance costs or discontinuation of cosmetics products sales and may impair the marketability of our cosmetics products, resulting in significant loss of net sales. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business. If new or existing laws and regulations restrict, inhibit or delay our ability to introduce or market our products or limit the claims we are able to make regarding our cosmetics products, this could have a material adverse effect on our business, financial condition, and operating results. If we fail to comply with the laws and regulations governing our products, we could face enforcement action, and we could be fined or forced to alter or stop selling our cosmetics products.

Government authorities regulate advertising and product claims regarding the benefits of our cosmetics products. These regulatory authorities may require us to provide an adequate and reasonable basis to substantiate and support any marketing or product benefits claims. What constitutes such reasonable basis to substantiate such claims can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or product marketing claim.

If we are unable to show adequate and reliable substantiation for our product claims, or if our marketing materials or the marketing materials of our sales force make claims that exceed the scope of allowed claims for cosmetics that we offer, the United States Food and Drug Administration (the “FDA”), the Federal Trade Commission (the “FTC”) or other regulatory authorities could take enforcement action requiring us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

For example, in recent years, the FDA has issued warning letters to many cosmetic companies alleging improper structure/function claims regarding their cosmetic products, including, for example, product claims regarding gene activity, cellular rejuvenation, repair, anti-aging and rebuilding collagen. There is a degree of subjectivity in determining whether a claim is an improper structure/function claim. Given this subjectivity and our research and development focus on the appearance of skin and the influence of certain stem-cell derived ingredients on skin, there is a risk that we could receive a warning letter, be required to modify our product claims or take other actions to satisfy the FDA if the FDA determines any of our marketing materials include improper structure/function claims for our cosmetic products. In addition, lawyers have filed class action lawsuits against some cosmetics brands after those brands received these FDA warning letters. There can be no assurance that we will not be subject to government actions or class action lawsuits, which could harm our business.

In the United States, the FTC’s Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”) require disclosure of material connections between an endorser and the company they are endorsing, and they generally do not allow marketing using atypical results. Our sales force has historically used testimonials and “before and after” photos to market and sell some of our popular products such as our E-Series™ serums. We intend to continue to use testimonials for our popular products. In highly regulated and scrutinized product categories, such as those that promote healthy hair growth cycles, if we or our sales force fails to comply with the Guides or makes improper product claims, the FTC could bring an enforcement action against us, and we could be fined and/or forced to alter our marketing materials.

Our operations could be harmed if we fail to comply with Good Manufacturing Practices.

Across our markets, there are regulations on a diverse range of Good Manufacturing Practices (“GCMPs”) that may eventually apply to us under the recently enacted Modernization of Cosmetic Regulation Act of 2022 (“MoCRA”) which requires the FDA to issue proposed rules relating to GCMPs for cosmetics manufacturers. If we are considered a cosmetic manufacture under MoCRA than we and our vendors may be subject to stringent safety requirements on a variety of topics, including vendor qualifications, ingredient identification, manufacturing controls and record keeping. Ingredient identification requirements, which would require us to confirm the levels, identity and potency of ingredients listed on our product labels within a narrow range, which may be particularly burdensome and difficult for us because our products contain many different ingredients. Additionally, under MoCRA we may be obligated to track and periodically report adverse events to government agencies. Compliance with these increasing regulations may further increase the cost of manufacturing certain of our products as we work with our vendors to assure they are qualified and in compliance. In addition, our operations could be harmed if regulatory authorities determine that we or our vendors are not in compliance with these regulations or if public reporting of adverse events harms our reputation for quality and safety. A finding of noncompliance may result in administrative warnings, penalties or actions impacting our ability to continue selling certain products, including public withdrawals, seizures and recalls. For example, in prior years, our competitors have had product recalls in the United States based on labeling issues. Problems associated with product recalls could be exacerbated due to the global nature of our business because a recall in one jurisdiction could lead to recalls in other jurisdictions.

Restrictive and extensive government regulation could slow or hinder our production of cosmetics containing a stem-cell byproduct and we may be unsuccessful in our efforts to comply with applicable federal, state and international laws and regulations, which could result in government enforcement actions.

Although we seek to conduct our business in compliance with applicable governmental laws and regulations, these laws and regulations are exceedingly complex and often subject to varying interpretations. The cosmetics and stem-cell industry are topics of significant government interest, and thus the laws and regulations applicable to our business are subject to frequent change and/or reinterpretation. As such, there can be no assurance that we will be able, or will have the resources, to maintain compliance with all such laws and regulations. Failure to comply with such laws and regulations, as well as the costs associated with such compliance or with enforcement of such healthcare laws and regulations, may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

The research and development of stem cell byproducts is subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. If in the future we become subject to additional FDA and other necessary regulatory approvals, that process may be lengthy, expensive and uncertain which may have a material adverse effect on our operations or may require restructuring of our operations or impair our ability to operate profitably.

New regulations could prohibit physicians from dispensing our cosmetics products directly.

In our primary market, the United States, we market our cosmetics products and systems directly to our physician clients to dispense in their offices. Thereafter, our cosmetics products and systems we sell are dispensed by physicians directly to their medical aesthetics consumers in their offices. In the event state regulations change to limit or prohibit the ability of physicians to dispense our cosmetics products directly to medical aesthetics consumers in their offices, medical aesthetics consumers may be required to purchase our cosmetics products in retail settings or via e-commerce, as opposed to directly from their physicians. If medical aesthetics consumers are unable to purchase our cosmetics products directly from physicians, it could result in medical aesthetics consumers purchasing less of our product than they otherwise would or affect the perception of our cosmetics products are which would harm our business, our operations or impair our ability to operate profitably.

Failure to obtain regulatory approvals in foreign jurisdictions would prevent us from marketing our cosmetics products internationally.

We market our cosmetics products outside of the United States. In order to market our cosmetics products in many non-U.S. jurisdictions we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. In others, we do not have to obtain prior regulatory approval but do have to comply with other regulatory restrictions on the manufacturing, marketing and sale of our cosmetics products. We may be unable to file for regulatory approvals and may not receive necessary approvals to commercialize our cosmetics products in any market. The approval procedure varies among countries and can involve additional testing and data review. We may not obtain foreign regulatory approvals on a timely basis, if at all. Moreover, approval by one foreign regulatory authority does not ensure approval by regulatory agencies in other foreign countries or by the FDA. The failure to obtain these approvals could harm our business, our operations or impair our ability to operate profitably.

Risks related to Our Intellectual Property

If we fail to protect or enforce our intellectual property or confidential proprietary information relating to our current and any future cosmetics products or cosmetics pipeline product, others could compete against us more directly and we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of trademarks, trade secrets, confidential proprietary information, domains, patent rights and other intellectual property rights to protect our intellectual property. In addition, to protect our trade secrets, confidential information and other intellectual property rights, we have entered into confidentiality agreements with third parties, and confidential information and invention assignment agreements with employees, consultants and advisors. There can be no assurances that we will be able to enforce these agreements or alternatively, these agreements may be deemed to be unenforceable. If we cannot adequately protect or enforce our intellectual property rights, we may not be able to adequately compete, and our business and prospects could be adversely affected.

Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Certain parts of our know-how and technology are not patentable or are trade secrets. To protect our proprietary position in such know-how and technology, we have entered and intend to require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize new cosmetics products.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations, and our commercialization, product validation studies, research and development and manufacturing activities. We believe that our net cash provided by operating activities and existing cash and cash equivalents will be sufficient to fund our operations for at least the next two years. However, our present and future funding requirements will depend on many factors, including, among other things:

●	the level of research and development investment required to maintain and improve our competitive position;

●	the success of our product sales and related collections;

●	our need or decision to acquire or license complementary businesses, cosmetics products or technologies or acquire complementary businesses;

●	costs relating to the expansion of the sales force, management and operational support;

●	competing technological and market developments; and

●	costs relating to changes in regulatory policies or laws that affect our operations.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future cosmetics products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new cosmetics products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.

The molecular biology, stem cells, cosmetics, and bioprocessing industries place considerable importance on obtaining patent and trade secret protection for new technologies, cosmetics products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our cosmetics products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;

●	the use of our technology will not infringe on the proprietary rights of others;

●	patent applications relating to our potential cosmetics products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated or infringed; or

●	patents will not be issued to other parties, which may be infringed by our potential cosmetics products or technologies.

We are aware of certain patents that have been granted to others and certain patent applications that have been filed by others with respect to other stem cell technologies and the use of exosomes for cosmetic aesthetics purposes. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

Considerable research in the areas of stem cells, molecular biology, cosmetics, and bioprocessing is being performed in countries outside of the United States, and a number of our competitors are located in those countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

Patents held by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential cosmetics products.

A number of biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to exosomes, stem cells, and other technologies potentially relevant to or required by our expected cosmetics products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of exosomes and other modified cells to improve aesthetics.

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential cosmetics products and such claims are ultimately determined to be valid, we might not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some cosmetics products commercially. We may be required to defend ourselves in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our target markets and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our target markets. If we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be alleged to infringe or otherwise violate patents owned or controlled by other parties. Competitors in the field of aesthetics and cosmetics have developed large portfolios of patents and patent applications in fields relating to our business. Additionally, there may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We may employ individuals who were previously employed at universities or pharmaceutical or cosmetics companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our future cosmetics product. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our prospective cosmetic products, in which case we would be required to obtain a license from these third parties. There can be no assurance that such third parties will grant us the necessary licenses on commercially reasonable terms or at all. Failure to obtain such licenses on commercially reasonable terms could limit or eliminate our ability to develop or commercialize our future product candidates, which would have a negative impact on our business and results of operations.

Risks Related to Customer Privacy, Cybersecurity and Data

Changes in laws or regulations relating to privacy, data protection or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy, data protection or the protection or transfer of personal data, could adversely affect our business.

We receive, transmit and stores personally identifiable information and other data relating to the employees, product order processing, and sales transactions. Numerous local, municipal, state, federal and international laws and regulations address privacy, data protection and the collection, storing, sharing, use, disclosure, and protection of certain types of data. These laws, rules and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation and changes in enforcement, and may be inconsistent from one jurisdiction to another. Changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer or disclosure, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.

Further, as we continue to expand our geographic reach, our product offerings and user base, we may become subject to additional privacy-related laws and regulations. Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by law, regulation, industry standards or contractual obligations. In particular, with laws and regulations imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection and information security, it is possible that our practices, product sales platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations or obligations. The failure, or the failure by third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other rider data, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing riders from using our product sales platform or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

Our business relies on the use of customer accounts linked to bank accounts or credit cards as well as tracking certain movements of our customers. The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased business and security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly evolving and expanding, creating a complex regulatory compliance environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, even our inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

If our information technology systems or sensitive information, or those of our collaborators or other contractors or consultants, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, a significant disruption of our product development programs and our ability to operate our business effectively, regulatory investigations or actions, litigation, fines and penalties, reputational harm, loss of revenue or profits, and other adverse consequences.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we and the third parties upon which we rely process sensitive information, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our sensitive information. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from a variety of sources, including cyberattacks, malicious internet-based activity, and online and offline fraud. These threats include, but are not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), data corruption, intentional or accidental actions or inactions by our employees or others with access to our network, supply chain attacks, ransomware attacks, denial-of-service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, natural disasters, terrorism, war and telecommunication and electrical failures, and other similar threats that affect service reliability and threaten the confidentiality, integrity, and availability of information. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us. We may also face increased cybersecurity risks due to the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security incidents that may remain undetected for an extended period. If any of the previously identified or similar threats were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Security incidents could lead to adverse consequences, including but not limited to: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We may expend significant resources or modify our business activities (including our research and development activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in deploying remedial measures designed to address any such identified vulnerabilities.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. Additionally, sensitive information of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Risks Related to Our Common Stock

Our Common Stock price may be volatile, and the value of our Common Stock may decline.

The market price of our Common Stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

●	our future financial performance, including expectations regarding our revenue, expenses and other operating results;

●	changes in customer acceptance rates or the pricing of our products;

●	delays in the production of our pipeline products;

●	our ability to establish new partnerships and successfully retain existing partnerships;

●	our ability to anticipate market needs and develop and introduce new and enhanced products to adapt to changes in our industry;

●	the success of our competitors;

●	our operating results failing to meet the expectations of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate in general;

●	the stock price performance of other companies that investors deem comparable to us;

●	announcements by us or our competitors of significant business developments, acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

●	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;

●	disputes or other developments related to our intellectual property or other proprietary rights, including litigation;

●	changes in our capital structure, including future issuances of securities or the incurrence of debt;

●	changes in senior management or key personnel;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, investigations, inquiries or litigation;

●	the inherent risks related to the electric commercial vehicle industry;

●	the trading volume of our Common Stock; and

●	general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Common Stock. In addition, stocks of early stage companies have historically experienced high levels of volatility. In 2023, the closing price of our Common Stock on the Nasdaq Capital Market fluctuated between a high of $4.04 to a low of $1.58.In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

We have received letters from Nasdaq stating that we are not in compliance with their continued listing requirements, and we might not be able to regain compliance. If as a result of the non-compliance Nasdaq delists our Common Stock, the liquidity and market price of our Common Stock could decline or cease to exist.

Our Common Stock is currently listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy certain continued listing requirements. If we are deficient in maintaining the necessary listing requirements, our common stock may be delisted.

On March 6, 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating we were not in compliance with its minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”), and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

This letter had no immediate effect on the listing of our Common Stock on Nasdaq. However, if Nasdaq after the applicable compliance periods proceeds to delisting and we are not able to remedy the non-compliance, Nasdaq could delist our common stock from trading on its exchange. If we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTCQB or the “pink sheets.” If this occurs, we could face material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We have broad discretion in the use of our existing cash, cash equivalents and may not use them effectively.

Our management will have broad discretion in the application of our existing cash, cash equivalents. Because of the number and variability of factors that will determine our use of our existing cash, cash equivalents and the net proceeds, their ultimate use may vary substantially from their currently intended use. Our management might not apply our cash resources in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash resources in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of Common Stock will be our stockholders’ sole source of gain for the foreseeable future.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

Our largest stockholder’s interests may differ from those of our public stockholders.

Approximately 20.56% of the voting power of our Common Stock is controlled, directly or indirectly, by one of our founders, Braeden Lichti. To our knowledge, no other stockholder owns more than 20% of our voting power. Mr. Lichti could exert significant influence over corporate management and affairs, as well as matters requiring stockholder approval, and he is able to, subject to applicable law, participate in the election of the members of the and actions to be taken by us, including amendments to the Amended and Restated Certificate of Incorporation and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. It is possible that the interests of this stockholder may in some circumstances conflict with the Company’s interests and the interests of our other stockholders. This could influence his decisions, including with regard to whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authorities to the Company’s tax reporting positions may take into consideration this stockholder’s tax or other considerations, which may differ from the Company’s considerations or those of our other stockholders.

Concentration of ownership among our executive officers, directors and their affiliates, as well as the Relationship Agreement entered into in connection with the Combination, may prevent new investors from influencing significant corporate decisions.

As of March 15, 2024, our executive officers, directors and their affiliates beneficially own, in the aggregate, approximately 50.04% of our outstanding Common Stock. In particular, as of March 15, 2023, Dr. Jordan R. Plews, our Chief Executive Officer, beneficially owned approximately 16.45% of our outstanding Common Stock.

Dr. Plews is able to exercise a significant level of influence over all matters requiring shareholder approval, including the election of directors, amendments of our Constitution and approval of significant corporate transactions. This influence could have the effect of delaying or preventing a change of control of our company or changes in management and may make the approval of certain transactions difficult awithout the support of Mr. Plews.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, or Section 404 and disclosure obligations regarding executive compensation. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Common Stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) the last day of the fiscal year following the fifth anniversary of November 21, 2028, which was the date of the first sale of our Common Stock pursuant to an effective registration statement; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Common Stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and our share price may be more volatile.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 1C. Cybersecurity.

We believe cybersecurity risk management is an important part of its overall risk management efforts. The Company has a policy of transparency regarding our data collection, use, retention and sharing practices, and it is our commitment to implement appropriate technical security measures to protect all Company stakeholders and manage third party risk.

Our operations may, in some cases, involve the storage, transmission and other processing of customer and research data or sales information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of artificial intelligence. We have not experienced cyberattacks in the past, and there can be no guarantee that in the future such cyberattacks will not be material. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats, including, for example, periodic cybersecurity testing and cybersecurity awareness training for employees.

The Company is actively engaged in identifying and managing cybersecurity risks. Protecting company data, non-public customer and employee data, and the systems that collect, process, and maintain this information is deemed critical.

We use third-party service providers to perform a variety of functions throughout our business, including manufacturing our product candidates and assisting with R&D activities. Depending on the nature of the services provided, the sensitivity of the systems and data at issue, and the identity of the provider, our vendor contracting processes may include imposing certain contractual provisions related to privacy and cybersecurity.

Cybersecurity Risk

In 2018, the United States Securities and Exchange Commission (the “SEC”) published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal laws and regulations. If we fail to observe this regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity  in those areas to continue and are continually monitoring developments where our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by us.

Governance

The Board, in coordination with the Audit Committee, oversees the Company’s processes for assessing and managing risk. The Board and Audit Committee may review the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. The Company’s Audit Committee is also responsible for overseeing cybersecurity risk and are informed in a timely manner of any incidents considered potentially serious, together with details on the prevention, detection, mitigation and remediation of such incidents.

Risks from Cybersecurity Threats

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience any such event in the future.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the risk entitled “Our computer systems or data, or those of our collaborators or other contractors or consultants, maybe compromised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; significant disruption of our product development programs and our ability to operate our business effectively; reputational harm; and other adverse consequences.”

Item 2. Properties.

Our principal executive office is located at 120 Newport Center Drive, Newport Beach, CA 92660. The office has 500 square feet, and the lease runs from March 2024 to February 2025 . The monthly rent is $1,725.

Our medical grade production laboratory spaces are located at 1743 Creekside Dr. Folsom, CA 95630 (the “1743 Lab”), and 1739 Creekside Dr. # 110 Folsom, CA 95630 (the “1739 Lab”). Our 1743 Lab has 1,388 square feet while our 1739 Lab has 1,600 square feet and the lease for both the 1743 Lab and 1739 Lab runs from June 2022 to May 2025. The monthly rent for both the 1743 Lab and 1739 Lab is $13,476.75.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square feet)	Average Monthly Rent
March 2024 to February 2025	120 Newport Center Drive, Newport Beach, CA 92660	500	$1,725
June 2022 to May 2025	1739 Creekside Dr., Ste. 110 Folsom, CA 95630	1,388	$13,476.75	(1)
June 2022 to May 2025	1743 Creekside Dr. Folsom, CA 95630	1,600

(1)	Our average monthly rental payment of $13,476.75 includes one payment for our laboratory locations at both 1739 and 1743 Creekside Dr. Folsom, CA 95630.

We use these facilities for administrative purposes, research and development, manufacturing of our products and analysis by our laboratory. We believe that these facilities will satisfy our current manufacturing and research and development needs over the next 24 months. However, if we decide to expand our manufacturing capabilities in order to begin the developing the means produce a new topical haircare product within the next 12 months, we estimate we would require a capital intensive purchase of laboratory new equipment and funds to arrange testing protocols in amounts between $250,000 and $300,000 to establish that type of capability over the course of an estimated seven to eighteen months.

Some members of our management work outside of these premises in office space that we do not rent.

Item 3. Legal Proceedings.

As of the date of this Annual Report on Form 10-K, there are no active legal proceedings pending or threatened against the Company. However, from time to time, we may be subject to various legal claims and proceedings that arise from the normal course of business activities, including, third party intellectual property infringement claims against us in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, could result in substantial cost, diversion of our resources, including management’s time and attention, and, depending on the nature of the claims, reputational harm. In addition, if any litigation results in an unfavorable outcome, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the Nasdaq Capital Markets under the symbol “ELAB”. We had 17,329,615 shares of Common Stock issued and outstanding as of December 31, 2023.

The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock.

	High	Low
Fiscal Year Ended December 31, 2023
Fourth Quarter	$4.04	$1.73

Holders of Capital Stock

As of December 31, 2023, we had 62 holders of our Common Stock.

Stock Option Grants

As of the date of this Annual Report, options to purchase an aggregate of 1,557,251 Common Stock have been granted and 104,167 Common Stock have been issued under the 2021 Plan.

Transfer Agent

The transfer agent for our Common Stock is  VStock Transfer, LLC. The transfer agent’s telephone number and address is (212) 828-8436 and 18 Lafayette Place Woodmere, New York 11598.

Dividends

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the board of directors of the Company (the “Board) has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board deems relevant.

Nasdaq Compliance

On March 6, 2024, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, based on the closing bid price of our Common Stock, for the last 30 consecutive trading days preceding each letter, we were no longer compliant with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain the Minimum Bid Price Requirement, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days.

Recent Sales of Unregistered Securities

Except as set forth below or in a Current Report on Form 8-K, there were no equity securities of the registrant sold by the registrant during the period covered by this annual report that were not registered under the Securities Act.

Item 6. [Reserved]

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth in this section contains certain “forward-looking statements”, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

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

Outlook

Management’s Plans

Over the next twelve months we intend to focus on:

●	Growing our revenue using our existing infrastructure to accelerate the commercialization of our products;

●	Utilizing clinical validation studies to show the efficacy of our products;

●	R&D to create new product formulations and bring them to market;

●	Expanding our distribution partnerships internationally; and

●	Pursue the identification and review of strategic acquisitions to complement our business.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022.

The following table provides certain selected financial information for the periods presented:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change
Revenue	$1,712,595	$766,277	$946,318
Cost of revenue	$578,015	$318,968	$259,047
Gross profit	$1,134,580	$447,309	$687,271
Gross profit percentage	66%	$58%	8%
Amortization	$10,295	$5,034	$5,261
Marketing and Promotion	$660,291	$192,863	$467,428
Consulting Fees	$459,498	$324,395	$135,103
Office and Administration	$2,329,067	$1,019,708	$1,309,359
Professional Fees	$579,111	$192,409	$386,702
Investor Relations	$91,009	$74,003	$17,006
Research and Development	$426,243	$228,747	$197,496
Foreign exchange (gain) loss	$6,130	$2,749	$3,381
Travel and entertainment	$339,147	$198,442	$140,705
Total operating expenses	$4,900,791	$2,238,350	$2,662,441
Loss from operations	$(3,766,211)	$(1,791,041)	$(1,975,170)
Other income (expense)[1]	(535,306)	(9,227)	(526,079)
Net loss	$(4,301,517)	$(1,800,268)	$(2,501,249)
Total Comprehensive Loss	$(4,301,426)	$(1,800,359)	$(2,501,067)
Basic and dilutive loss per common share	$(0.400)	$(0.189)	$(0.211)
Weighted average number of shares outstanding – basic and diluted	10,745,938	9,528,863	1,217,075

[1]	Other expenses relates to interest income, interest expense, loss on sale of equipment and fair value gain/loss on derivative liability.

Revenue

Revenue for the year ended December 31, 2023 was $1,712,595 as compared to $766,277 for the year ended December 31, 2022, an increase of $946,318.

Our revenue by product category is as follows:

	Year Ended December 31, 2023	Year ended December 31, 2022
Enfinity	$857,796	$265,411
Empower	619,999	156,848
White label distributor	234,800	344,018
Total Revenue	$1,712,595	$766,277

During 2023 and 2022, the Company sold 7,613 and 2,114 bottles of Enfinity, respectively, an increase of 5,499 bottles or 260%. In addition, the Company sold 1,464 (eight packs) of Empower tubes in 2023, compared to 350 (eight packs) of Empower tubes during 2022, and an increase of 1,114 (eight packs) or 318%. The Company also sells its media containing its Elevai ExosomesTM under a white label deal. During 2023 and 2022, the Company sold approximately 196 and 287 liters, respectively, under this white label distributor agreement, a decrease of 91 liters or 32%. In 2023, the company sold 200 units of Scalp & Hair Cleanser as they embark on diversifying their product offerings. The increase in sales volumes is primarily due to enhanced market acceptance, continued growth in the number of US accounts, onboarding of international distributors, and repeat business from current customers and distributors. Additionally, the Company has decided not to renew the white label distribution agreement, which concluded on January 16, 2024.

Cost of Revenue

Cost of Revenue for the year ended December 31, 2023 was $578,015 as compared to $318,968 for the year ended December 31, 2022.

Our cost of revenue by product category is as follows:

	Year Ended December 31, 2023	Year ended December 31, 2022
Enfinity	$303,136	$101,554
Empower	161,947	42,554
White label distributor	113,019	174,860
Total Cost of Revenue	$578,015	$318,968

The increase in cost of revenue is directly attributed to the increase in sales during 2023 compared to 2022. The following is a breakdown of the components of cost of revenue:

	Year Ended December 31, 2023	Year ended December 31, 2022
Cost of inventory	$348,234	$243,285
Sales commission	127,266	52,508
Shipping cost	87,667	14,880
Inventory write down	14,848	8,295
Total Cost of Revenue	$578,015	$318,968

Gross Profit

Gross profit for the year ended December 31, 2023, was $1,134,580 as compared to $447,309 for the year ended December 31, 2022, an increase of $687,287. This represents an overall gross margin percentage of 66% during 2023, compared to 58% in 2022. The overall increase in gross margin percentage is primarily due to the Company selling a higher ratio of Enfinity and Empower products compared to while label distributor sales which are sold at a lower margin. The Company also saw gross margin improvements in each of its product categories due to operational efficiencies gained, a reduction in the relative inventory write down compared to sales, and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Year Ended December 31, 2023	Year ended December 31, 2022
Enfinity	65%	62%
Empower	74%	73%
White label distributor	52%	49%
Overall Gross Profit Percentage	66%	58%

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023, were $426,243 compared to $228,747 for the year ended December 31, 2022, an increase of $197,496. Research and Development related to the Company’s Enfinity, Empower and development of new products for the Company. The increase in R&D is mainly driven by an increase in lab employees hired towards the end of July 2022. In addition, the Company was in its old lab location during Q1 2022 compared to the new lab location for the entire year ended December 31, 2023 (the Company has been in its new lab since July 2022). The new lab location has a higher production and R&D capacity which brings an increase in rent and utilities. During both the years ended December 31, 2023 and 2022, the Company’s lab staff worked on increasing the efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the year ended December 31, 2023, were $660,291 compared to $192,863 for the year ended December 31, 2022, an increase of $467,428. During 2023, the Company increased its marketing and promotion efforts to drive sales and support the Company’s existing customers, which included giving out product samples with a cost of $124,376 (2022 - $46,693), and attending and sponsoring industry conferences.

Office and Administrative Expenses

Office and administrative expenses for the year ended December 31, 2023, were $2,329,067, compared to $1,019,708 for the year ended December 31, 2022, an increase of $1,309,359. The increase is mainly the result of salaries and wages of $1,386,339 and office rent of $126,096 incurred during 2023, compared to $617,425 and $73,363 in 2022, a combined increase of $821,647. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations during 2023. During 2023, office and administrative expenses also include share-based compensation of $476,905, compared to $164,907 in 2022, an increase of $311,998. The increase in share-based compensation expense is due to the continued vesting of stock options granted during 2021 and 2022, with additional options issued during 2023. The remaining increase is consistent with the increase in operations in the year ended December 31, 2023, compared to the year ended December 31, 2022.

Consulting Fees

Consulting fees for the year ended December 31, 2023, were $459,498, compared to $324,395 for the year ended December 31, 2022, an increase of $135,103. During 2023 and 2022, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and the CFO) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the year ended December 31, 2023 was $579,111, compared to $192,409 for the year ended December 31, 2022, an increase of $386,702. Professional fees comprise of legal, audit and accounting services. The increase during 2023 is primarily due to an increase in audit, legal and accounting services pursuant to the completion of the Company’s initial public offering (“IPO”).

Travel and Entertainment

Travel and entertainment for the year ended December 31, 2023 was $339,147, compared to $198,442 for the year ended December 31, 2022, an increase of $140,705. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The increase in the year ended December 31, 2023, compared to 2022 is due to the Company increasing its presence at trade shows and conferences to raise awareness of the Company, its products and to drive business development.

Investor Relations

Investor relations for the year ended December 31, 2023 was $91,009, compared to $74,003 for the year ended December 31, 2022. The increase in investor relations spending is consistent with the Company’s growth strategy, which includes promotion to current and potential investors.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations.

As of December 31, 2023 and 2022, the Company had a net working capital of $3,622,091 and $963,050, respectively, and has an accumulated deficit of $7,023,890 and $2,722,373, respectively. Furthermore, for the years ended December 31, 2023 and 2022, the Company incurred a net loss of $4,301,517 and $1,800,268, respectively and used $4,556,811 and $1,585,876, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure, research and development and inventory production. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and the issuance of common and preferred stock. As of December 31, 2023 we had cash of $3,326,851, with $1,154,901 as of December 31, 2022

The following table provides selected financial data as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022	Change
Current assets	$4,919,444	$1,551,322	$3,368,122
Current liabilities	$1,297,353	$588,272	$709,081
Working capital	$3,622,091	$963,050	$2,659,041

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Change
Cash used in operating activities	$(4,556,811)	$(1,585,876)	$(2,970,935)
Cash used in investing activities	$(11,191)	$(32,027)	$20,836
Cash provided by financing activities	$6,738,890	$2,362,259	$4,376,631

Cash Flow from Operating Activities

For the year ended December 31, 2023, net cash flows used in operating activities was $4,556,811 compared to $1,585,876 used during the year ended December 31, 2022, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the years ended December 31, 2023 and 2022, we used $11,191 and $32,027, respectively, in investing activities primarily related to the purchase of equipment for our lab space to be used on the production of inventory and research and development. In 2022, net cash used in investing activities include proceeds of $3,500 generated on the sale of equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2023, we had cash flow provided by financing activities of $6,738,890 compared to cash flow provided by financing activities of $2,362,259 in 2022, an increase of $4,376,631. During 2023, the Company raised $1,463,585 through the issuance of common stock and common stock purchase warrants, and another $37,500 upon the exercise of stock options in exchange for common stock. Additionally, the Company completed its IPO and issued 1,500,000 common shares, for gross proceeds of $6,000,000 ($5,237,806 net of share issuance cost). In 2022, the Company raised $183,970 through short term convertible notes that were converted into Series A preferred stock and common stock purchase warrants. The Company raised an additional $2,153,289, net of share issuance cost of $33,132, through its Series A preferred stock financing and another $25,000 upon the exercise of stock options in exchange for common shares.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

The Company’s policy for property and equipment requires judgement in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off/impaired to the consolidated statement of operations.

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the year ended December 31, 2023 and 2022

Foreign Currency Translation

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

Inventory

Inventory consist of raw materials, work-in-progress and finished goods and are valued at the lower of cost or net realizable value. The Company’s manufacturing process involves the production of our proprietary stem cell-derived Elevai ExosomesTM. Finished goods consists of a new generation of cosmetic topical products containing our proprietary stem cell-derived Elevai ExosomesTM. Cost is determined using the weighted average cost formula. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower.

Stock-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date) and recognized in the statement of operations over the requisite service period.

During the years ended December 31, 2023 and 2022, the Company recorded $487,738 and $171,869, respectively, in share-based compensation expense, of which $476,905 and $10,833, and $164,907 and $6,962 , respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the years ended December 31, 2023 and 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Concentrations

Customers

For the year ended December 31, 2023, the Company recorded 34% of its revenue from its 3 largest customers. The Company’s largest customer, representing $234,800 of revenue, relates to sales to a wholesaler during the period. During the year ended December 31, 2022, the Company recorded 54% of its revenue from its two largest customers, each representing 45% and 9% respectively. The Company’s largest customer, representing $344,018 of revenue, relates to a white label distributor agreement signed during the year.

As of December 31, 2023, the Company had $49 receivables due from these customers and $7,500 in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the year end December 31, 2023 and 2022, the Company had 3 key suppliers that represented approximately 73% and 3 key suppliers that represented approximately 64%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Year Ended December 31, 2023	Year ended December 31, 2022
Supplier 1	32%	39%
Supplier 2	29%	14%
Supplier 3	12%	11%
Total	73%	64%

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

Future Related Party Transactions

After completion of this Offering, the Corporate Governance Committee of our Board of Directors (which we will establish and which will consist solely of independent directors) will be required to approve all related party transactions. All related party transactions will be made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties.

Impact of Inflation

We do not believe the impact of inflation on our Company is material.

Inflation Risk

We are also exposed to inflation risk. Inflationary factors, such as increases in labor costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses.

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our market risk exposure is generally limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and interim principal accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our Board and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Any system of internal control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the inherent limitations in all internal control systems, no system of internal control over financial reporting can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, management concluded that Elevai has limited accounting personnel and other resources with which to address its internal control over financial reporting in accordance with requirements applicable to public companies.  Historically, Elevai had not retained a sufficient number of professionals with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters under U.S. GAAP.

Material Weakness

Our management’s conclusion that our disclosure controls and procedures were ineffective was due to the identification of a material weakness in our internal control over financial reporting in connection with the preparation of our year-end Financial Statements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis. Our management identified the following material weakness in our internal control over financial reporting:

●	We have insufficiently designed and operating controls surrounding the accounting policies and controls, including standardized reconciliation schedules to ensure the company’s books and records are maintained in accordance with GAAP.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2023, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the registrant itself, that have been designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq’s listing standards.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees:

Name	Age	Position
Executive Officers:
Jordan R. Plews, PhD	41	Chief Executive Officer, President and Director
Graydon Bensler	32	Chief Financial Officer and Director
Hatem Abou-Sayed, MD	53	Chief Medical Officer and Director
Brenda Buechler	54	Chief Marketing Officer
Christoph Kraneiss	52	Chief Commercial Officer
Non-Executive Directors:
Jeffrey Parry(1)(2)(3)	64	Independent Director and Chair of Nominating Committee
George Kovalyov(1)(2)(3)	39	Independent Director and Chair of Compensation Committee
Juliana Daley(1)(2)(3)	36	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

No director is currently named as Chair. Each of our directors serves for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his or her successor is elected and qualified or until his death, resignation or removal. Our Board appoints our officers, and each officer is to serve until his or her successor is appointed and qualified or until his or her death, resignation or removal.

Jordan R. Plews PhD, Chief Executive Officer

Dr. Plews is one of our co-founders and has served as our Chief Executive Officer since our inception. Dr. Plews is also serves as President and Director of the Board of the Company. Dr. Plews led the acquisition of Reactive Medical Labs Inc and the development and design of Elevai ExosomesTM. After completing his undergraduate in biochemical engineering at University College London in the UK, Dr. Plews worked as part of Pfizer’s bioprocess development group before returning to academia for his doctorate in Stem Cell Research and Molecular Biology. He was recruited by Stanford’s School of Medicine and worked under Dr. Joseph Wu, now head of the American Heart Association, and Joe Gold, who was previously Senior Director at Geron Corporation. After completing a certification from Stanford’s Graduate School of Business, Dr. Plews worked as a product and project manager in the biotech field, developing and launching projects to help researchers and clinicians, before eventually transitioning into entrepreneurship and the founding of Elevai.

Prior to cofounding Elevai, Dr. Plews was a senior leader in product management for the oncology division of Natera Inc from 2019-2021, where he led the launch and expansion of Natera Inc.’s first oncology product, Signatera. Signatera is a personalized cancer diagnostic based on next generation sequencing cellular data. Before Natera Inc., from 2015-2019, Dr. Plews served as Chief Scientific Officer of Xytogen Biotech Inc., which produced FACTORFIVE Skincare and a number of white label cosmetic and/or aesthetic products for the physician-dispensed market. Prior to Xytogen Biotech Inc., From 2014-2016 Dr. Plews served as a Global Product Marketing Manager for Becton, Dickinson and Company, focusing on development of products for scientific and regenerative medicine researchers, as well as participating in business development and merger and acquisition activities.

Dr. Plews holds a Bachelor of Engineering and Engineering Doctorate from University College London and completed his post-doctoral research at Stanford University in Stem Cells and Regenerative Medicine.

Graydon Bensler, CFA, Chief Financial Officer

Mr. Bensler has served as our Chief Financial Officer since our inception. Mr. Bensler is a financial professional and analyst with over seven years of experience in financial consulting and management for both private businesses and US/Canadian publicly traded companies and is a Chartered Financial Analyst (CFA). In 2017, Mr. Bensler Co-founded an Ed Tech curriculum management and scheduling company that was implanted in academic schools in Canada and the United States. From 2017 to 2019, Mr. Bensler was an account manager at a leading Canadian investor relations firm where he represented publicly traded companies across a wide range of sectors where he worked directly with investment banks, investment brokers and company executives and directors. During his tenure, Mr. Bensler created and conveyed messaging about his clients’ strategic position in the market and successfully guided several companies through multiple financings. From 2019 to 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm where he led valuations and going public transactions for Canadian and United States companies. In this capacity, Mr. Bensler gained strong knowledge of the capital markets, public company compliance requirements, and regularly interfaced with regulators, auditors, board and executive management. Mr. Bensler has also been a director of publicly traded Health Logic Interactive Inc. (TSXv:CHIP) since 2020. We believe that Mr. Bensler’s past experience as our Chief Financial Officer, his familiarity with both the banking and the financial consulting sectors and his having served as an account manager for similarly situated companies makes him a qualified director for our Company.

Mr. Bensler received his Bachelor of Management and Organizational Studies degree from the University of Western Ontario, with specialization in Finance, and is a CFA Charter holder.

Hatem Abou-Sayed, MD, MBA, FACS, Chief Medical Officer

Dr. Hatem Abou-Sayed (“Dr. Tim Sayed”) is one of our co-founders and has served as our Chief Medical Officer since our inception. Dr. Sayed is a double-board-certified plastic surgeon with two decades of experience and oversees our product development and marketing, and brings academic knowledge and clinical experience in aesthetics, anti-aging, skincare, and health technology. Since 2017, Dr. Sayed has owned and operated his plastic surgery offices in Southern California where he draws patients from around the world and throughout the United States. From 2012-2015, Dr. Sayed served as a medical director and investor at the electronic health records and practice management company: Modernizing Medicine. From 2015-2017, he served as Vice President at Interpreta, Inc., which provides precision medicine clinical interpretation solutions (acquired by Centene Corporation). Since 2017, Dr. Sayed has served as ZamZam Skin, LLC’s (ZamZam) managing member, a Halal skincare product line that is currently in development. Dr. Sayed oversees ZamZam’s marketing strategy and assists the company with administering the financial aspects of ZamZam’s ongoing research and development. Since 2020, Dr. Sayed has served on the advisory board of ‘Yes Doctor’, a patient financing-driven acquisition platform for plastic surgeons. Dr. Sayed’s educational and professional experience in the medical field, his background and connections in the surgical discipline, his having co-founded our business and provided strategic advice makes him a qualified director for our Company.

Dr. Sayed completed medical training at UCSF and surgical residency at Massachusetts General Hospital/Harvard Medical School.

Dr. Sayed holds a B.S. in electrical engineering and computer sciences from University of California, Berkeley, an M.D. from the School of Medicine at University of California, San Francisco, and an M.B.A. from the Kellogg School of Management at Northwestern University.

Jeffrey Parry, Independent Director, Chair of the Nominating Committee and member of the of Audit Committee and Compensation Committee

Mr. Parry was appointed as an independent director in June 2023 and is the president of Mystic Marine Advisors LLC, a Connecticut based advisory firm he founded in 1998 focused on emerging and turnaround situations for strategic and financial stakeholders. Jeffrey served as Executive Chairman of TBS Shipping Limited from 2012 to 2018 where he led a successful restructuring and co-founded Valhalla Shipping, Inc with an $167 million equity investment by institutional investors. From July 2008 to October 2009, Mr. Parry was the Chief Executive Officer of Nasdaq-listed Aries Maritime Transport Limited and led a successful turn-around and sale to strategic investors. Mr. Parry was a Managing Director of Poten & Partners, an international energy advisor, from 2001 to 2007 where in 2006 he co-founded Poten Capital Services LLC, a New York based broker-dealer. Earlier in his career, Mr. Parry founded Cool FM and 7X Television in Athens, Greece and served as President of One Fifth Avenue Apartment Corporation. Since 2010, Jeffrey has served as an independent director of Nasdaq listed Globus Maritime Ltd. where he sits on the audit committee. Since 2022, Jeffrey has also become an independent director of Digitrax Entertainment Inc., a Tennessee based music technology start-up. Mr. Parry’s educational and professional experience in business, his background and familiarity in investment banking, his having served as a director of a company listed on Nasdaq makes him a qualified director candidate for our Company.

Jeff holds an MBA in Finance and Accounting from Columbia University and a B.A. in Literature from Brown University.

George Kovalyov, Independent Director, Chair of the Compensation Committee and member of the of Audit Committee and Nominating Committee

Mr. Kovalyov has acted as Chief Financial Officer and Treasurer of Marizyme, Inc.) since December 2021. Since November 2022, Mr. Kovalyov has also been a director of DGTL Holdings Inc. Previously he served as the chief operating officer and director of Health Logic Interactive Inc. (“HLII”) from September 2020 to November 2021, and as HLII’s chief financial officer from December 2021 to September 2022. In addition, Mr. Kovalyov served as a director and audit committee member of Margaret Lake Diamonds Inc. from January 2021 to August 2022. From September 2018 to September 2020, Mr. Kovalyov was VP of Finance and director of Phivida Holdings Inc., a brand of cannabidiol-infused foods, beverages and clinical products. From October 2016 to September 2020, Mr. Kovalyov was the principal owner of Schindler and Company, an accounting consulting firm. Mr. Kovalyov is a chartered accountant and is a member of Chartered Professional Accountants of Canada.

Mr. Kovalyov graduated from Kwantlen University College with a Bachelor of Business Administration (BBA), Accounting.

Juliana Daley, CPA Independent Director, Chair of the Audit Committee and member of the of Compensation Committee and Nominating Committee

Ms. Daley was appointed as an independent director in June 2023 and holds over eleven years of accounting, controller, and financial reporting experience in the public sector. Ms. Daley has worked a variety of industries in both the United States and Canada. Since July 2021, Ms. Daley has served as Manager of Accounting at Anavex Life Sciences Corp. (NASDAQ: AVXL), a clinical-stage biopharmaceutical company based in New York, NY that is focused on developing treatments for debilitating neurodegenerative and neurodevelopmental diseases. In addition, from August 2021 to July 2022, she served as an independent director and audit committee chair to Vegano Foods (CSE: VAGN) during Vegano Food’s initial public offering in February 2022. From October 2015 to July 2021, Ms. Daley was a Manager of Financial Reporting and Advisory Services to various public companies in the United States and Canada, through her position with the accounting firm, Treewalk (previously ACM Management, Inc.). At Treewalk Ms. Daley assisted clients in meeting their quarterly and annual reporting requirements including the preparation of complete financial reporting packages and managing assurance engagements from start to finish. At Treewalk, she also served as chief financial officer to Makena Resources Inc. (CSE: MKNA) (April 2018 - April 2019) and Naked Brand Group Inc. (NASDAQ: NAKD) (March 2018 - June 2018) until the completion of their prospective mergers in April 2019 and June 2018, respectively. From September 2011 to April 2015, Ms. Daley was employed with Naked Brand Group Inc., where she worked in the accounting department, serving as controller from August 2013 until her departure in April 2015, and where she was also responsible for assisting in various operational functions including EDI implementation, ERP implementation, inventory management, information technology and office administration. From July 2021 to present, Ms. Daley has acted as manager of accounting at Anavex Life Sciences where she assists to in the finalization of all internal reporting, budgeting, and operational matters such as annual SOX audits, quarterly reviews, IT audits, and annual audits. Ms. Daley’s expertise in financial accounting for public companies and her having served as a chief financial officer and controller on companies listed on United States public exchanges makes her a qualified director candidate for our company.

In September 2015, Ms. Daley wrote her Common Final Examination (CFE) through the CPA Western School of Business and became designated in May 2016. She also holds a BBA in Accounting and Economics from the University of the Fraser Valley in Abbotsford, British Columbia.

Brenda Buechler, Chief Marketing Officer

Ms. Buechler is the Chief Marketing Officer for Elevai Labs. In this role, she leads the portfolio and brand marketing strategies to help Elevai achieve its commercial targets and support the global vision. Ms. Buechler has a strong track record in leadership in the pharmaceutical and medical aesthetics industries holding sales, marketing, and business development roles over the course of her 24-year career. Prior to her role with Elevai, Ms. Buechler led the Consumer and HCP marketing efforts for Evofem Biosciences from 2019 to 2022 and was responsible for the launch of a first-in-class technology in the women’s health space. Ms. Buechler spent 6 years in marketing and public relations roles with aesthetic industry leaders Alastin Skincare, from 2016 to 2019, and SkinMedica, from 2008 to 2010, where she helped to bring over 15 new, award-winning physician-dispensed skincare products to the market. From 2011 to 2016 Ms. Buechler held various Business Development and Client Services roles within the medical aesthetic and pharmaceutical industries touching over 50 brands throughout her career. Before her tenure in marketing and advertising, Ms. Buechler spent 10 years in pharmaceutical sales from 1997 to 2007 with Merck and Pfizer working across over a dozen disease states and therapeutic categories.

Ms. Buechler is currently an active member of Cosmetic Executive Women (CEW) and the Healthcare Businesswomen’s Association (HBA) where she is currently serving as a group mentor.

Ms. Buechler holds a Bachelor of Arts from San Diego State University.

Christoph Kraneiss, Chief Commercial Officer

Mr. Kraneiss has been our Chief Commercial Officer since August 2022. He holds a proven track record of building successful physician-dispensed aesthetic businesses within top globally recognized brands. Mr. Kraneiss served from 2017-2019 as Senior Vice President of SkinBetter Science, LLC. Similarly, from 2011 -2017, Mr. Kraneiss served as Senior Vice President of ZO Skin Health, Inc., which was founded by renowned dermatologist Zein Obagi, MD. During his 6 years at ZO Skin Health, he led his department from $2M in retail sales to over $100M, establishing the brand in more than 130 countries, and roughly 500,000 points of purchase globally, reaching profitability within less than 3 years. Most recently Mr. Kraneiss served as Managing Director for Noon Aesthetics, Inc. from 2019 - 2021 and as Vice President of International Business Development for Higher Education Skincare, Inc., a B2C company from 2021 – 2022. Mr. Kraneiss has successfully established and managed numerous aesthetic sales teams in different countries and has trained retailers, physicians, and distributors in sales and business strategies, specifically relating to servicing the medical aesthetics industry.

Mr. Kraneiss received both an MBA as well as a bachelor’s degree in marketing and communications from University of Saxony Anhalt and speaks English, German, and Russian fluently.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Board Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating committee. We have adopted a charter for each of the three committees. Copies of our committee charters are posted on our corporate investor relations website.

Each committee’s members and functions are described below.

Audit Committee. Our Audit Committee consists of Jeffrey Parry, George Kovalyov and Juliana Daley. Ms. Daley is the chairman of our audit committee. We have determined that these directors satisfy the “independence” requirements of Nasdaq Rule 5605 and Rule 10A-3 under the Securities Exchange Act of 1934. Our board of directors has determined that Ms. Daley qualifies as an audit committee financial expert and has the accounting or financial management expertise as required under Item 407(d)(5)(ii) and (iii) of Regulation S-K. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

●	reviewing with the independent auditors any audit problems or difficulties and management’s response;

●	discussing the annual audited financial statements with management and the independent auditors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

●	reviewing and approving all proposed related party transactions;

●	monitoring management’s communication and implementation of the Company’s anti-fraud policy;

●	reviewing the Company’s cybersecurity mitigation measures and practices periodically;

●	meeting separately and periodically with management and the independent auditors; and

●	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee. Our Compensation Committee consists of Jeffrey Parry, George Kovalyov and Juliana Daley. Mr. Kovalyov is the chairman of our compensation committee. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	reviewing and approving, or recommending to the board for its approval, the compensation for our chief executive officer and other executive officers;

●	reviewing and recommending to the shareholders for determination with respect to the compensation of our directors;

●	reviewing periodically and approving any incentive compensation or equity plans, programs or similar arrangements; and

●	selecting compensation consultant, legal counsel or other adviser only after taking into consideration all factors relevant to that person’s independence from management.

Nomination Committee. Our Nomination Committee consists of Jeffrey Parry, George Kovalyov and Juliana Daley. Mr. Parry is the chairman of our nomination committee. The nomination committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nomination committee is responsible for, among other things:

●	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

●	reviewing annually with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

●	advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, independent director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The Company adopted a Code of Ethics applicable to its directors, officers, and employees. This includes our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The full text of our Code of Ethics is posted on our website.

Compensation Recovery Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

In 2023, we adopted an executive compensation recovery policy or “Clawback Policy” in compliance with Nasdaq rules. Under our Clawback Policy, if we are required to prepare an accounting restatement due to material noncompliance with the financial reporting requirements under any United States securities laws, we will be entitled to recover (and will seek to recover), from our executive officers, any excess incentive-based compensation received by our executive officers during the three-year period prior to the date on which we are required to prepare the restatement. This policy applies to both equity-based and cash compensation awards. The “excess compensation” is the difference between the actual amount that was paid and the amount that would have been paid if the financial statements were prepared properly in the first instance.

Item 11. Executive Compensation.

Introduction

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

For the year ended 2023, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	Jordan R. Plews, Chief Executive Officer;

●	Brenda Buechler, Chief Marketing Officer; and

●	Christoph Kraneiss, Chief Commercial Officer

The objective of our compensation program is to provide a total compensation package to each NEO that will enable us to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Compensation of Directors and Named Executive Officers

The following table presents information regarding the total compensation (excluding equity-based compensation reported) awarded to, earned by, and paid to our NEOs for services rendered to us in all capacities for the years indicated.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)[1]	All Other Compensation ($)	Total ($)
Jordan R. Plews	2023	$200,000	-	-	-	$200,000
CEO, President and Director	2022	$200,000	$10,000	$-	-	$210,000

Brenda Buechler	2023	$190,000	-	-	-	$190,000
Chief Marketing Officer	2022	$79,167	$5,000	$143,679	-	$227,846

Christoph Kraneiss	2023	$180,000	-	-	-	$180,000
Chief Commercial Officer	2022	$75,000	$-	$121,227	-	$196,227

[1]	The options granted vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. The grant date fair value of the options, calculated using the Black-Scholes Option Pricing model, is included in the table above. As of the date of this report, no options have been exercised by the NEOs.

Compensation of Directors

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us.

Employment Arrangements with Named Executive Officers

Below are descriptions of the material terms of the employment agreements and employment letters with Elevai’s Named Executive Officers.

Jordan R. Plews

In September 2021, we entered into an employment contract with Dr. Jordan R. Plews as the Company’s Chief Executive Officer, effective as of October 1, 2021.

The agreement is at will and subject to termination prior to completion of the services at any time by us, or with 14 days’ prior written notice by Dr. Plews and for any reason not prohibited by law.

Pursuant to the terms and provisions of the agreement: (a) Dr. Plews was appointed as our Chief Executive Officer and undertook and performed the duties and responsibilities normally and reasonably associated with such office; and (b) we agreed to pay Dr. Plews an annual salary of $200,000 in addition to equity compensation in the form of stock options in accordance with our 2020 equity incentive plan, as amended (the “2020 Equity Incentive Plan”).

Brenda Buechler

In June 2022, we entered into an employment contract with Brenda Buechler as the Company’s Chief Marketing Officer, effective as of August 1, 2022.

The agreement is at will and subject to termination prior to completion of the services at any time by us, or with 14 days’ prior written notice by Ms. Buechler and for any reason not prohibited by law.

Pursuant to the terms and provisions of the agreement: (a) Ms. Buechler was appointed as our Chief Marketing Officer and undertook and performed the duties and responsibilities normally and reasonably associated with such office; and (b) we agreed to pay Ms. Buechler an annual salary of $190,000 in addition to equity compensation in the form of stock options in accordance with our 2020 Equity Incentive Plan, as amended. except that 25% of those stock-options shall not vest and become exercisable until the first anniversary of the grant date and, thereafter, the options shall vest at a rate of 25% per annum and become exercisable with respect to 100% of the shares subject to the option on the fourth anniversary of the grant date.

Christoph Kraneiss

In August 2022, we entered into an employment contract with Christoph Kraneiss as the Company’s Chief Commercial Officer, effective as of August 8, 2022.

The agreement is at will and subject to termination prior to completion of the services at any time by us, or with 14 days’ prior written notice by Mr. Kraneiss and for any reason not prohibited by law.

Pursuant to the terms and provisions of the agreement: (a) Mr. Kraneiss was appointed as our Chief Commercial Officer and undertook and performed the duties and responsibilities normally and reasonably associated with such office; and (b) we agreed to pay Mr. Kraneiss an annual salary of $180,000 in addition to equity compensation in the form of stock options in accordance with our 2020 Equity Incentive Plan, as amended. except that 25% of those stock-options shall not vest and become exercisable until the first anniversary of the grant date and, thereafter, the options shall vest at a rate of 25% per annum and become exercisable with respect to 100% of the shares subject to the option on the fourth anniversary of the grant date.

Health and Welfare Benefits and Perquisites

With the exception of our independently contracted chief financial officer, all of Elevai’s executive officers were eligible to participate in its employee benefit plans, including its medical, dental, vision, life and disability insurance plans, in each case on the same basis as all of its other employees. Elevai does not maintain any retirement plans or executive-specific benefit or perquisite programs

Annual Cash Bonuses

Elevai’s executive officers were eligible to receive a cash bonus for the year ended December 31, 2023. The Company awarded a cash bonus to its Chief Financial Officer for $25,000. No other bonuses to executive officers were awarded or accrued during the year ended December 31, 2023.

Equity Incentive Awards

Elevai has historically granted stock options to its employees, including its executive officers, under the 2020 Equity Incentive Plan where our Board or any of its committees can grant issuances of incentives stock options, nonstatutory stock options, and restricted stock to our employees, advisors and directors. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s Common Stock on the date of grant. If an individual owns Common Stock representing more than 10% of the voting shares and the grant is an incentive stock option, the price of each share will be at least 110% of the fair value on the date of grant.

The aggregate number of shares of Common Stock allocated and made available for issuance pursuant to stock options granted under the Plan may not exceed 1,734,188 shares of Common Stock. As of the date of this annual report, 1,557,251 options under the Plan were outstanding, and 72,770 were available for future grant. Each option granted under the Plan will carry a term of no more than ten (10) years from the date of grant and the Plan will remain in effect until it is terminated by the Board. The term and vesting periods for options granted under the Plan are determined by the Company’s board of directors. The summary does not contain a complete description of all provisions of the 2020 Plan and is qualified in its entirety by reference to the 2020 Plan, a copy of which was filed as Exhibit 10.2 to our registration statement on Form S-1, filed with the SEC on September 28, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of our Common Stock as of the date of this report, by:

●	each of our executive officers and directors;

●	all of our current directors and executive officers as a group; and

●	each person or entity, or group of persons or entities, known by us to own beneficially more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 17,329,615 shares of Common Stock outstanding as of March 25, 2024.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Beneficial Ownership
5% or Greater Shareholders:
BWL Investments Ltd. (2)	1,967,965		11.32%
GB Capital Ltd. (3)	841,454		4.86%
JP JP Bio Consulting LLC(4)	2,851,454		16.45%
Hatem Abou-Sayed MD MBA FACS, a Professional Medical Corporation(5)	1,371,905		7.9%
Hongyu Wang	1,708,406		9.82%
			%
Directors, Named Executive Officers and Other Executive Officers:
Jordan R. Plews, Chief Executive Officer and Director	3,018,120	(6)	17.25%
Graydon Bensler, Chief Financial Officer and Director	1,008,120	(7)	5.76%
Brenda Buechler, Chief Marketing Officer	74,143	(8)	* %
Christoph Kraneiss, Chief Commercial Officer	43,750	(9)	* %
Hatem Abou-Sayed, Chief Medical Officer and Director	1,538,571	(10)	8.79%
Jeffrey Parry, Director	73,333	(11)	* %
George Kovalyov, Director	-		* %
Juliane Daley, Director	1,200	(12)	* %
All executive officers and directors as a group (8 persons)	5,757,237	(13)	36.37%

*	Denotes less than one (1%) percent

(1)	Unless otherwise indicated, the business address of each of the individuals is our address of c/o Elevai Labs, Inc., 120 Newport Center Drive, Ste. 250, Newport Beach, CA 92660.
(2)	Braeden Lichti has sole voting and dispositive power over the shares held by BWL Investments Ltd. Mr. Litchi also has sole voting and dispositive power over 828,000 shares of common stock each held by Northstrive Fund II LP, a California corporation and BWL Holdings Ltd., a Canadian corporation which collectively beneficially own 21.59% of our common stock.
(3)	Graydon Bensler has sole voting and dipositive power over the shares held by GB Capital Ltd.
(4)	Jordan R. Plews has sole voting and dipositive power over the shares held by JP Bio Consulting LLC.
(5)	Hatem Abou-Sayed has sole voting and dipositive power over the shares held by Hatem Abou-Sayed MD MBA FACS, a Professional Medical Corporation.
(6)	Consists of 166,666 shares of Common Stock that Dr. Plews has the right to acquire from us within 60 days of March 24, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(7)	Consists of 166,666 shares of Common Stock that Mr. Bensler has the right to acquire from us within 60 days of March 24, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(8)	Consists of 70,416 shares of Common Stock that Ms. Buechler has the right to acquire from us within 60 days of March 24, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(9)	Consists of 43,750 shares of Common Stock that Mr. Kraneiss has the right to acquire from us within 60 days of March 24, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(10)	Consists of 166,666 shares of Common Stock that Dr. Abou-Sayed has the right to acquire from us within 60 days of March 24, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(11)	Consists of 31,666 shares of Common Stock that Mr. Parry has the right to acquire from us within 60 days of March 25, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(12)	Consists of nil shares of Common Stock that Ms. Daley has the right to acquire from us within 60 days of March 25, 2024, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.
(13)	Consists of (i) 5,098,844 shares of Common Stock beneficially owned by our directors and executive officers and (ii) 658,393 shares of Common Stock underlying outstanding options, exercisable within 60 days of March 25, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Other than employment and other agreements set out elsewhere in this annual report, the following summarizes those of transactions since January 1, 2023 to which we have been a participant in which the amount involved exceeded or will exceed $63,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in the section entitled “Executive Compensation.” Described below are certain other transactions with our directors, executive officers and stockholders.

As amended and agreed to on May 1, 2023, and as effective on January 4, 2022, we entered into a consulting agreement (the “CA”) with NorthStrive Companies Inc., a California Corporation (“NorthStrive”) owned and managed by Braeden Lichti. Pursuant to the CA, NorthStrive is to assist us in a variety of business matters, including assistance in our overall investor outreach and communications strategy, and advising us on becoming a “public” company. As of May 31, 2023, the Company had $192,705 (2022 - $120,000, 2021 - $23,520) due to NorthStrive, of which $22,705 (2021 - $23,520) is unsecured, non-interest bearing and are due on demand. $120,000 was due as of December 31, 2022, and the remaining $50,000 was due as of May 31, 2022. The aforementioned fees are due in contemplation for NorthStrive’s advisement under the CA, whereby starting on January 4, 2022, we agreed to compensate NorthStrive $10,000 per month (the “Compensation”). We retain the option, but not the obligation to issue the amount of Compensation due NorthStrive in shares of our Common Stock equal to our series A preferred stock price at $1.34138 per share equal to the value of the Compensation due to NorthStrive for services provided through and up to March 31, 2023 and $3.00 per share equal to the value of the Compensation due to NorthStrive for services provided after March 31, 2023 or via cash payment equal to the amount of Compensation outstanding however, that Compensation due NorthStrive shall accrue interest-free and payment of that Compensation has been deferred until the earlier of either (a) our raising an aggregate of at least US$2,000,000 of equity and/or debt investment from and after October 1, 2022, (b) our becoming listed on any established stock exchange or a national market system, or (c) a determination by our Board that Company has sufficient cash flows to support payment of the Compensation due to NorthStrive at the time of that determination.

On May 1, 2023, as effective on February 1, 2023, we entered into an advisory agreement (the “AA”) with Braeden Litchi which terminates after twenty-two months to strategically assist us in our maintenance of board governance, director recruitment, and direction for our board of directors strategy sessions. The AA was entered into under contemplation of Mr. Litchi’s resignation from our Board effective February 1, 2023, and our desire to maintain Mr. Litchi’s compensation as a valuable advisor to us. Pursuant to the AA, we agreed with Mr. Litchi that in exchange for services under the AA, his options granted on February 9, 2021, to purchase 200,000 shares of our Common Stock under our 2020 Equity Incentive Plan shall continue to vest pursuant to the aforementioned terms under this section.

On June 1, 2023, we rescinded previously granted but unissued nonstatutory stock options to each of our independent directors and instead granted nonstatutory stock options to purchase 240,000 shares of the Company’s Common Stock to our then independent director nominees and related parties Jeffery Parry, Crystal Muilenburg and Julianna Daley under our 2021 Equity Incentive Plan. The equity compensation grants were directly in relation to the appointment of Mr. Parry, Ms. Daley as our independent directors and Ms. Muilenburg, as our former independent director. The options maintain a contractual life of ten years and an exercise price of $5.00 per share of Common Stock. All options vest at a rate of 25% on the first anniversary of the date of grant and the remaining 75% vest evenly over 36 months thereafter. Upon Ms. Mulenburg’s resignation in 2024, all unvested stock options at the time of her resignation were forfeited.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditor for the years ended December 31, 2023 and 2022 for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2023	2022
Audit fees	$29,000	$29,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$29,000	$29,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2023, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of TPS Thyer, independent auditors, are filed herewith.

(2)	Financial Schedules:

None

Financial statement schedules have been omitted because they are either not applicable or the required information is included in the financial statements or notes hereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Description
3.1	Form of Third Amended and Restated Certificate of Incorporation of Elevai Labs Inc. (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
4.2	Description Of Registered Securities
10.1+	2020 Equity Incentive Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
10.2	Form of Amended and Restated Consulting Agreement between Elevai Labs, Inc. and NorthStrive Companies Inc. (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
10.3	Form of Advisory Agreement between Elevai Labs, Inc. and Braeden Lichti (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
10.4†	Authorized Distributor Agreement, dated August 30, 2022, between Elevai Labs, Inc. and Refine USA, LLC (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
10.5†	Authorized Distributor and Trademark License Agreement, dated January 17, 2022, between Elevai Labs, Inc. and Dermapenworld Pty Ltd (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
10.6†	Collaboration Agreement, dated November 28, 2023, by and between the Company and Yuva BioSciences, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 5, 2023).
10.7†	License Agreement, dated January 16, 2024, by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 22, 2024).
10.8+†	Employment Agreement of Jordan R. Plews, dated September 26, 2021
10.9+†	Employment Agreement of Brenda Buechler, dated June 24, 2022
10.10+†	Employment Agreement of Chris Kraneiss, dated August 6, 2022
14.1	Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
19.	Elevai Insider Trading Policy
21.1	List of Subsidiaries. (incorporated by reference Exhibit 21.1 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
97	Elevai Policy Related to Recovery of Erroneously Awarded Compensation
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type the Company treats as private or confidential.

+	Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEVAI LABS INC.

By:	/s/ Jordan R. Plews
Jordan R. Plews
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Graydon Bensler
Graydon Bensler
Chief Financial Officer
(Principal Accounting Officer)

Each person whose signature appears below constitutes and appoints Jordan R. Plews and Graydon Bensler, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jordan R. Plews	Chief Executive Officer, President and Director	March 29, 2024
Jordan R. Plews	(Principal Executive Officer)

/s/ Graydon Bensler	Chief Financial Officer and Director	March 29, 2024
Graydon Bensler	(Principal Accounting Officer)

/s/ Hatem (Tim) Abou-Sayed	Director	March 29, 2024
Hatem (Tim) Abou-Sayed

/s/ Jeffrey Parry	Director	March 29, 2024
Jeffrey Parry

/s/ Juliana Daley	Director	March 29, 2024
Juliana Daley

/s/ George Kovalyov	Director	March 29, 2024
George Kovalyov

Consolidated Financial Statements of

ELEVAI LABS INC.

For the years ended
December 31, 2023 and 2022

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Elevai Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Elevai Labs, Inc. and subsidiaries (collectively, “the Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and other comprehensive loss, shareholders’ equity and cash flows for the two year period then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its consolidated cash flows for the two year period ended December 31, 2023 and 2022 in conformity with generally accepted accounting principles in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 the financial statements, the Company has suffered recurring losses from operations and has stockholders’ deficit that raise substantial doubt about its ability to continue as going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

/s/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2022

Sugar Land, Texas

March 28, 2024

Elevai Labs Inc.

Consolidated Balance Sheets

(Expressed in United States dollar)

As of:	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$3,326,851	$1,154,901
Receivables, net	36,161	12,854
Prepaids and deposits	1,060,765	153,422
Inventory, net	495,667	230,145
Total Current Assets	4,919,444	1,551,322

Deposit	10,773	10,773
Property and equipment, net	53,119	53,535
Operating lease right-of-use asset	206,582	276,553
TOTAL ASSETS	$5,189,918	$1,892,183
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$669,375	$244,704
Customer deposits	36,693	10,172
Due to related parties	77,127	154,325
Current portion of lease liability	145,000	110,616
Derivative liabilities	369,158	68,455
Total Current Liabilities	1,297,353	588,272

Operating lease liability	65,489	172,601
TOTAL LIABILIITES	$1,362,842	$760,873

Commitments and Contingencies

EQUITY
Preferred stock $0.0001 par value; 75,000,000 stock authorized:
Series seed 1 preferred stock, Nil and 213,730 shares issued and outstanding as of December 31, 2023 and 2022,	-	21
Series seed 2 preferred stock, Nil and 3,635,252 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	364
Series A preferred stock, Nil and 1,861,799 shares issued and outstanding as of December 31, 2023, and 2022,	-	186
Common stock, $0.0001 par value, 300,000,000 shares authorized; 17,329,615 and 9,568,475 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,733	957
Additional paid-in capital	10,849,031	3,852,044
Accumulated other comprehensive income	202	111
Accumulated deficit	(7,023,890)	(2,722,373)
TOTAL EQUITY	3,827,076	1,131,310
TOTAL LIABILITIES AND EQUITY	$5,189,918	$1,892,183

The accompanying notes are an integral part of these consolidated financial statements

Elevai Labs Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2023 and 2022

(Expressed in United States dollar)

	December 31, 2023	December 31, 2022
Revenue	$1,712,595	766,277
Cost of sales	578,015	318,968
Gross profit	$1,134,580	447,309

Expenses
Depreciation	10,295	5,034
Marketing and promotion	660,291	192,863
Consulting fees	459,498	324,395
Office and administrative	2,329,067	1,019,708
Professional fees	579,111	192,409
Investor relations	91,009	74,003
Research and development	426,243	228,747
Foreign exchange (gain) loss	6,130	2,749
Travel and entertainment	339,147	198,442
Total Expenses	$4,900,791	2,238,350

Net loss before other income (expense)	$(3,766,211)	(1,791,041)

Other income (expense)
Listing expense	(450,079)	-
Change in fair value of derivative liabilities	(71,266)	(12,754)
Interest income	5,564	7,702
Interest expense	(19,525)	(2,629)
Loss on sale of equipment	-	(1,546)
Net loss	$(4,301,517)	(1,800,268)

Other comprehensive income (loss)
Currency translation adjustment	91	(91)
Total comprehensive loss	$(4,301,426)	(1,800,359)

Basic and diluted loss per share	$(0.400)	(0.189)
Weighted average shares outstanding	10,745,938	9,528,863

The accompanying notes are an integral part of these consolidated financial statements

Elevai Labs Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, January 1, 2022	213,730	21	3,635,252	364	-	-	9,526,808	952	1,371,194	(922,105)	202	450,628
Private placements	-	-	-	-	1,629,971	163	-	-	2,186,258	-	-	2,186,421
Share issuance cost	-	-	-	-	-	-	-	-	(33,132)	-	-	(33,132)
Conversion of promissory notes	-	-	-	-	231,828	23	-	-	130,860	-	-	130,883
Share-based compensation	-	-	-	-	-	-	-	-	171,869	-	-	171,869
Exercise of stock options	-	-	-	-	-	-	41,667	5	24,995	-	-	25,000
Net loss for the year	-	-	-	-	-	-	-	-	-	(1,800,268)	-	(1,800,268)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(91)	(91)
Balance, December 31, 2022	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310

Balance, January 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	487,859	49	1,463,537	-	-	1,463,586
Exercise of stock options	-	-	-	-	-	-	62,500	6	37,494	-	-	37,500
Conversion of preferred shares on IPO	(213,730)	(21)	(3,635,252)	(364)	(1,861,799)	(186)	5,710,781	571	-	-	-	-
Shares issued alongside IPO	-	-	-	-	-	-	1,500,000	150	5,999,850	-	-	6,000,000
Share issuance costs for IPO	-	-	-	-	-	-	-	-	(991,632)	-	-	(991,632)
Share-based compensation	-	-	-	-	-	-	-	-	487,738	-	-	487,738
Net loss for the year	-	-	-	-	-	-	-	-	-	(4,301,517)	-	(4,301,517)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	91	91
Balance, December 31, 2023	-	-	-	-	-	-	17,329,615	1,733	10,849,031	(7,023,890)	202	3,827,076

The accompanying notes are an integral part of these consolidated financial statements

Elevai Labs Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

	December 31, 2023	December 31, 2022
Operating activities
Net loss	$(4,301,517)	$(1,800,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,649	6,512
Interest expense	-	2,614
Share-based compensation	487,738	171,869
Straight-line rent expense	(2,757)	6,664
Loss on sale of equipment	-	1,546
Change in fair value of derivative liabilities	71,266	12,754

Changes in operating assets and liabilities:
Receivables	(23,218)	(11,547)
Prepaid expenses and deposits	(907,343)	(102,055)
Inventory	(265,522)	(69,328)
Accounts payable and accrued liabilities	466,891	65,191
Customer deposits	26,521	10,172
Due to related parties	(120,519)	120,000
Cash flows used in operating activities	$(4,556,811)	$(1,585,876)

Investing activities
Purchase of equipment	(11,191)	(35,527)
Proceeds on disposal of equipment	-	3,500
Cash flows used in investing activities	$(11,191)	$(32,027)

Financing activities
Exercise of stock options	37,500	25,000
Proceeds from the issuance of series A preferred stock	-	2,153,289
Private Placement	1,463,585	-
Proceeds from IPO	6,000,000	-
Share issuance costs for IPO	(762,195)	-
Proceeds from notes payable	-	183,970
Cash flows provided by financing activities	$6,738,890	$2,362,259

Effect of exchange rate changes on cash	1,062	(1,313)

Increase in cash	2,171,950	743,043
Cash, beginning of period	1,154,901	411,858
Cash, ending of period	$3,326,851	$1,154,901

Supplemental cash flow information:
Cash paid for interest	14,397	-
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Conversion of preferred stock to common stock	3,527,701	-
Settlement of notes payable and accrued interest through issuance of series A preferred stock and warrants	-	186,584
Derivative liability broker warrants included in share issuance cost for IPO	229,437	-

The accompanying notes are an integral part of these consolidated financial statements

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

1.	Organization and nature of operations

Elevai Labs Inc. (“Elevai”) was incorporated under the laws of the State of Delaware on June 9, 2020. Elevai and its 100% owned subsidiary, Elevai Research Inc, are collectively referred to in these consolidated financial statements as “the Company”.

The Company is a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. The Company’s principal activities are developing and manufacturing skincare products.

2.	Going Concern

These audited consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations.

As of December 31, 2023 and 2022, the Company had a net working capital of $3,622,091 and $963,050, respectively, and has an accumulated deficit of $7,023,890 and $2,722,373, respectively. Furthermore, for the years ended December 31, 2023 and 2022, the Company incurred a net loss of $4,301,517 and $1,800,268, respectively and used $4,556,811 and $1,585,876, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s plans that alleviate substantial doubt about the Company’s ability to continue as a going concern include raising additional debt or equity financing. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions were eliminated upon consolidation.

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Principles of Consolidation

The consolidated financial statements include the account of Elevai, and its 100% owned subsidiary, Elevai Research. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Reportable Segments and Geographic Areas

The Company has one reportable segment. The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business.

The majority of the Company’s operations are conducted from and its assets are located in the United States Elevai Research, the Company’s Canadian subsidiary, is located in Canada and provide limited operational support. The following is a summary of the Company’s operations, assets and liabilities split between the Unites States and Canada:

	United States	Canada	Total

Revenue	$1,712,595	$-	$1,712,595
Cost of sales	578,015	-	578,015
Gross profit	$1,134,580	$-	$1,134,580

Expenses	$4,768,011	$132,780	$4,900,791
Other income (expense)	(535,330)	24	(535,306)
Net loss	$4,168,761	$132,756	$4,301,517

Current Assets	$4,896,675	$22,769	$4,919,444
Non-current assets	268,733	1,741	270,474
Total Assets	$5,165,408	$24,510	$5,189,918

Current liabilities	$1,241,764	$55,589	$1,297,353
Non-current liabilities	65,489	-	65,489
Total Liabilities	$1,307,253	$55,589	$1,362,842

Total Equity	$4,227,088	$(400,012)	$3,827,076

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

During 2023, the Company’s started exporting products to international markets. Following is a breakdown of the sales per geographical area:

	United Sates	Canada	Vietnam	Australia	Total

Revenue	1,248,537	158,603	70,655	234,800	1,712,595

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the year ended December 31, 2023 and 2022.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Research and development

Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development. The Company incurs research and development costs in the pursuit of new products and improving the formulation of existing products. Examples of research costs include laboratory research, studies, surveys, and other activities aimed at acquiring new knowledge. Development costs include expenses incurred in the process of applying research findings or other knowledge to a plan or design for a new product or process. Examples of development costs include engineering, design, testing, and other activities aimed at developing a product or process for commercial production.

Development costs may be capitalized if the following criteria are met: (1) technological feasibility has been established, (2) the Company intends to complete the product or process. (3) the Company has the ability to use or sell the product or process, (4) the product or process will generate future economic benefits, and (5) the costs can be reliably measured.

As of December 31, 2023 and 2022, the Company has not capitalized any development cost.

Marketing and promotion

Costs associated with marketing and promoting the Company’s products are expensed when incurred. The Company includes the cost of products given out as samples in marketing and promotion expenses.

Leases

The Company accounts for leases in accordance with ASC 842, “Leases”. We determine if an arrangement meets the definition of a lease at inception of the contract. Leases are classified as either operating or finance leases. All of the Company’s leases have been assessed as operating leases. Accounting for operating leases, other than short term leases, results in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our lease do not provide an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial reporting and taxes basis of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that it believes more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income tax planning, strategies and results of recent operations. If the Company determines that such deferred tax assets will be recognized in the future in excess of the net recorded amount then the deferred tax asset valuation will be adjusted which would reduce the provision for income taxes. Significant judgments and estimates are required in the determination of the consolidated income tax expense. As of December 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to tax assets or liabilities as the Company has incurred losses since inception and has taken a full valuation allowance against its tax loss carry forwards. In addition, the Company did not have any amounts recorded pertaining to tax expense or recovery.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

The Company records uncertain tax provisions in accordance with ASC 740 based on a two-step process whereby (1) a determination is made about whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

As of December 31, 2023 and 2022, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in office and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2023 and 2022.

Concentration of Credit Risk

Cash, receivables and refundable deposits are the only financial instruments that are potentially subject to credit risk. The Company places its cash in what it believes to be credit-worthy financial institutions. Receivables relate to sales taxes paid that is reimbursable from the Canadian government and timing differences on receiving proceeds from sales transactions processed through customer credit cards. Refundable deposits relate to the Company’s security deposit on lease agreements.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, regulatory environment, other risks associated with   financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgement. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Cash and Cash Equivalents

Cash includes cash on hand and cash in demand deposits. Cash equivalents include all highly liquid instruments with original maturities of three months or less. As of December 31, 2023 and 2022, the Company did not hold any cash equivalents.

Receivables

All receivables under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable receivables. As of December 31, 2023 and 2022, there was no allowance for uncollectable receivables recorded.

Inventory

Inventory consist of raw materials, work-in-progress and finished goods and are valued at the lower of cost or net realizable value. The Company’s manufacturing process involves the production of our proprietary stem cell-derived Elevai ExosomesTM. Finished goods consists of a new generation of cosmetic topical products containing our proprietary stem cell-derived Elevai ExosomesTM. Cost is determined using the weighted average cost formula. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to net realizable value, if lower.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Renewals and betterments that materially extend the life of assets are capitalized. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment is depreciated using the straight-line method. The estimated useful lives of property and equipment are generally as follows:

Lab equipment	7-year straight-line
Furniture and fixtures	7-year straight-line
Computers	5-year straight-line

Impairment of Long-Lived Assets

The Company reviews long-lived assets such as equipment for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying value of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

The Company’s policy for property and equipment requires judgement in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off/impaired to the consolidated statement of operations.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement) or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification is required. Warrants classified as liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period end while such instruments remain outstanding.

Financial Instruments and Fair Value Measurements

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815 “Derivatives and Hedging”.

ASC 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to asset or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

The Company’s financial instruments consist of cash, receivables, accounts payable and accrued liabilities, notes payable, due to related parties and derivative liabilities. Except for cash and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding unamortized discounts, approximate their fair values due to their short term to maturity. Cash is measured and recognized at fair value based on level 1 inputs for all periods presented. Derivative liabilities are measured and recognized at fair value based on level 3 inputs.

	Level 1	Level 2	Level 3	Total
December 31, 2023:
Cash	$3,326,851	$-	$-	$3,326,851
Derivative liabilities	-	-	369,158	369,158
	$3,326,851	$-	$369,158	$3,696,009

December 31, 2022:
Cash	$1,154,901	$-	$-	$1,154,901
Derivative liabilities	-	-	68,455	68,455
	$1,154,901	$-	$68,455	$1,223,356

Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potential shares if their effect is anti-dilutive.

The Company’s preferred stock, stock options and warrants outstanding as of December 31, 2023 and 2022, are considered potential common shares that could dilute earnings per share, but were not included in the diluted loss per share computation because their effect was antidilutive for the periods presented.   As a result, there is no difference between the computation of basic and diluted loss per shares for the periods presented.

Share-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the consolidated statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

During the years ended December 31, 2023 and 2022, the Company recorded $487,738 and $171,869, respectively, in share-based compensation expense, of which $476,905 and $10,833, and $164,907 and $6,962 , respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the years ended December 31, 2023 and 2022, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

New Accounting Standards

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements.

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

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

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

The Company does not expect the standard to have a significant impact on its consolidated financial statements.

4.	Receivables

As of December 31, 2023 and 2022, receivables consisted of the following:

	December 31, 2023	December 31, 2022
Trade receivable	$33,089	$4,180
Sales taxes receivable	3,072	8,674
	$36,161	$12,854

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at December 31, 2023, and December 31, 2022, the Company recorded a provision for doubtful accounts of $nil and $nil, respectively.

5.	Prepaids and Deposits

As of December 31, 2023 and 2022, prepaid and deposits consisted of the following:

	December 31, 2023	December 31, 2022
Prepaid expenses	$957,645	$89,819
Deposits	113,893	24,376
Deferred share issuance and listing expense	-	50,000
	$1,071,538	$164,195

Prepaids and deposits - current	1,060,765	153,422
Deposits- non-current	10,773	10,773

As of December 31, 2023 and 2022, the security deposit on the Company’s long term lease in the amount of $10,773 and $10,773, respectively, is classified as a non-current deposit on the balance sheet.

6.	Inventory

As of December 31, 2023 and 2022, inventory consisted of the following:

	December 31, 2023	December 31, 2022
Raw materials	$279,514	$81,133
Work in progress	147,906	116,984
Finished goods	68,247	32,028
	$495,667	$230,145

Cost of inventory recognized as expense in cost of sales for the years ended December 31, 2023 and 2022, totaled $363,082 and $251,580, respectively. In addition, the cost of inventory relating to samples given out and expensed in marketing and promotion for the year ended December 31, 2023 and 2022 totaled $124,376 and $36,501, respectively. As at December 31 2023, and December 31, 2022, the Company recorded an allowance for inventory of $nil and $nil, respectively.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

7.	Property and Equipment

	Equipment	Furniture and Fixtures	Computers	Total

Cost
Balance, December 31, 2021	$32,482	$-	$-	$32,482
Additions	24,222	8,365	2,940	35,527
Disposal	(6,188)	-	-	(6,188)
Foreign currency translation	-	-	(181)	(181)
Balance, December 31, 2022	$50,516	$8,365	$2,759	$61,640
Additions	2,658	8,533	-	11,191
Disposal				-
Foreign currency translation			61	61
Balance, December 31, 2023	$53,174	$16,898	$2,820	$72,892

Accumulated depreciation
Balance, December 31, 2021	$2,757	$-	$-	$2,757
Depreciation	5,437	548	527	6,512
Disposal	(1,142)	-	-	(1,142)
Foreign currency translation	-	-	(22)	(22)
Balance, December 31, 2022	$7,052	$548	$505	$8,105
Depreciation	8,680	2,414	555	11,649
Foreign currency translation			19	19
Balance, December 31, 2023	$15,732	$2,962	$1,079	$19,773

Net book value
December 31, 2022	$43,464	$7,817	$2,254	$53,535
December 31, 2023	$37,442	$13,936	$1,741	$53,119

During the years ended December 31, 2023 and 2022, the Company capitalized depreciation of $1,354 and $1,478, respectively as part of the production of inventory.

8.	Operating Lease

During 2022, the Company entered into a noncancelable operating lease that includes two property location, one which is being used as the Company’s office and the other as its lab for research and development and the production of inventory. The lease had a commencement date of June 1, 2022 and expires on May 31, 2025, after which the term will continue on a month-to-month basis.

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

The Company recognized a total lease cost related to its noncancelable operating lease of $142,741 and $73,802 for the year ended December 31, 2023, and 2022, respectively. The lease cost has been allocated as follows based on the square footage of each property location.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

	December 31, 2023	December 31, 2022
Office space, recorded in office and administration	104,928	$51,745
Lab space, recorded in research and development	31,010	19,004
Lab space, capitalized to production of inventory	6,803	3,053
	142,741	$73,802

As of December 31, 2023 and December 31, 2022, the Company recorded a security deposit of $10,773 (note 5).

Future minimum lease payments under the Company’s operating lease that has an initial noncancelable lease term in excess of one year at December 31, 2023 are as follows:

Year ended December 31,	Total
2024	161,721
2025	67,384
Thereafter	-
229,105
Less: Imputed interest	(18,616)
Operating lease liability	210,489

Operating lease lability – current	145,000
Operating lease lability – non-current	$65,489

On July 3rd, 2023, the Company amended the terms of the previously entered lease agreement on July 4, 2022 to acquire more space. Rent shall increase to $13,476.75 per month commencing July 1, 2023. The Company used a discount rate of 11.50% upon the remeasurement of the lease liability on July 1, 2023, compared to an original discount rate of 8% on lease commencement, as its incremental cost of borrowing due to the amendment. The remaining lease term as of December 31, 2023, is 1.42 years (December 31, 2022 – 2.42 years).

9.	Accounts Payable and Accrued Liabilities

As of December 31, 2023 and 2022, accounts payable and accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$596,147	$210,840
Accrued liabilities	73,228	33,864
	$669,375	$244,704

10.	Notes Payable

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

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

11.	Derivative liabilities

On July 15, 2022, the Company issued 231,828 common stock purchase warrants with an exercise price of $2.01 as part of the conversion of promissory notes (Note 10).

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) (Note 12) and issued 75,000 warrants (the “IPO warrants”). The IPO warrants are exercisable into one common share of the Company at $4 per share and expire on November 21, 2028.

We analyzed the common stock purchase warrants issued as partial settlement of the promissory notes payable and the IPO warrants against the requirements of ASC 480, Distinguishing Liabilities from Equity, and determined that the warrants should be classified as financial liabilities since the terms allows for a cashless net share settlement at the option of the holder.

ASC 815, Derivatives and Hedging, requires that the warrants be accounted for as derivative liabilities with initial and subsequent measurement at fair value with changes in fair value recorded as other income (expense).

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
December 31, 2021	$-
Addition of new derivatives recognized as partial settlement of promissory notes	55,701
Change in fair value of derivative liabilities	12,754
Outstanding, December 31, 2022	$68,455
Addition of new derivatives during IPO	229,437
Change in fair value of derivative liabilities	71,266
Outstanding, December 31, 2023	$369,158

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and as of December 31, 2023 and 2022. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The following assumptions were used in the Black-Scholes option pricing model:

	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life [1]	3.32 – 4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100.00%

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

As of December 31, 2023, the following warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	April 27, 2027	2.01
80,388	April 27, 2027	2.01
12,563	April 27, 2027	2.01
75,000	November 21, 2028	4.00
306,828		2.49

As of December 31, 2023 and December 31, 2022, the weighted average life of derivative liability warrants outstanding was 3.71 and 4.36 years, respectively.

[1]	On April 28, 2023, the Company amended the warrant agreements for the 231,828 derivative liability warrants outstanding. The amendment removed the clause to automatically convert warrants to shares on IPO date and all warrants were given an expiry date of April 27, 2027. This led to an increase in the expected life input in the Black-Scholes model as of December 31, 2023 compared to December 31, 2022, when the Company used the expected IPO date to calculate the expected life of the warrants.

12.	Equity

Common Stock

Authorized

As of December 31, 2023 and December 31, 2022, the Company had 300,000,000 and 19,000,000 common stock authorized, respectively, each having a par value of $0.0001.

Issued and outstanding

As of December 31, 2023 and 2022, the Company had 17,329,615 and had 9,568,475 shares issued and outstanding, respectively

Transactions during the year ended December 31, 2023

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

On April 14, 2023, the Company issued 97,861 common stock, of which $10 was recognized in common stock and the remaining $293,579 in additional paid-in capital.

On May 15, 2023, the Company issued 10,000 common stock, of which $1 was recognized in common stock and the remaining $29,999 was recognized in additional paid-in capital.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

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

On November 21, 2023, the Company completed its IPO and issued 1,500,000 common shares, of which $150 was recognized in common stock and the remaining $5,999,850 was recognized in additional paid in capital. The gross proceeds of the offering were $6,000,000. The Company issued 75,000 underwriter warrants in connection with the IPO exercisable at $4 per warrant (Note 11). Additionally, the 213,730 series 1 preferred shares, 3,635,252 series 2 preferred shares, and 1,861,799 series A preferred shares were converted to common shares on a 1:1 basis. This conversion resulted in accordance with the original terms of the preferred shares and as such no gain or loss were recorded on the conversion. This resulted in the Company issuing a total of 5,710,781 common shares. In connection with the IPO financing, the Company paid share issuance costs of $762,194 consisting of $730,000 in underwriting fees, and $32,194 in other directly related expenses. The Company also incurred listing expenses in the amount of $450,079 in connection with its IPO.

Transactions during the year ended December 31, 2022

On December 13, 2022, the Company issued 41,667 common stock upon the exercise of 41,667 stock options with an exercise price of $0.60 per common stock for $25,000, of which $5 was recognized in common stock and the remaining $24,995 in additional paid-in capital.

Preferred Stock

Authorized

As of December 31, 2023, the Company had 75,000,000 of all preferred stock authorized, each having a par value of $0.0001 per stock

As of December 31, 2022, the Company had 213,730 stock of Series Seed 1 preferred stock authorized, each having a par value of $0.0001 per stock.

As of December 31, 2022, the Company had 3,635,252 stock of Series Seed 2 preferred stock authorized, each having a par value of $0.0001 per stock.

As of December 31, 2022, the Company had 2,982,003 stock of Series A preferred stock authorized, each having a par value of $0.0001 per stock.

The holders of Preferred Stock shall have the right to convert their shares of Preferred Stock, at any time, into shares of Common Stock at a conversion price of 1:1.

Issued and outstanding

As of December 31, 2023 and 2022, the Company had Nil and 213,730 Series Seed 1 preferred stock issued and outstanding, respectively.

As of December 31, 2023 and 2022, the Company had Nil and 3,635,252 Series Seed 2 preferred stock issued and outstanding, respectively.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

As of December 31, 2023 and 2022, the Company had Nil and 1,861,799 Series A preferred stock issued and outstanding, respectively.

Transactions during the year ended December 31, 2023

On November 21, the Company completed its IPO and converted the 213,730 series 1 preferred shares, 3,635,252 series 2 preferred shares, and 1,861,799 series A preferred shares into common shares on a 1:1 basis.

Transactions during the year ended December 31, 2022

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

On October 10, 2022, the Company closed the fourth tranche of its Series A Financing and issued 78,268 Series A Preferred shares for gross proceeds of $104,988, of which $8 was recognized in preferred stock and the remaining $104,980 in additional paid-in capital.

The Company incurred shared issuance cost of $33,132 in connection with its Series A Financing which has been recorded as a deduction from additional paid-in capital.

Equity Warrants

Transactions during the year ended December 31, 2023

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

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

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

Transactions during the year ended December 31, 2022.

There was no equity warrant activity during the year ended December 31, 2022.

As of December 31, 2023, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
250,000	August 28, 2026	3.00
99,998	March 12, 2027	3.00
349,998		3.00

As of December 31, 2022, there were no equity warrants outstanding.

As of December 31, 2023, and December 31, 2022, the weighted average life of equity warrants outstanding was 2.81 and Nil years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of December 31, 2023 and 2022, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,734,188 shares. The plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the year ended December 31, 2023

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

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

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

Transactions during the year ended December 31, 2022

On April 25, 2022, the Company granted 45,000 stock options with a contractual life of ten years and exercise price of $0.60 per common stock. These stock options were valued at $11,617 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

From June 1, 2022 to November 1, 2022, the Company granted 262,000 stock options with a contractual life of ten years and exercise price of $1.34 per common stock. These stock options were valued at $317,652 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

From September 1, 2022 to December 12, 2022, the Company granted 105,000 stock options with a contractual life of ten years and exercise price of $5.00 per common stock. These stock options were valued at $115,868 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

The following assumptions were used in the Black-Scholes option pricing model:

	December 31, 2023	December 31, 2022
Risk-free interest rate	3.39% -3.86%	2.81% - 4.07%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the years ended December 31, 2023 and 2022 is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2021	1,133,334	$0.60
Granted	412,000	2.19
Forfeited	(137,500)	0.60
Exercised	(41,667)	0.60
Outstanding, December 31, 2022	1,366,167	1.08
Granted	234,000	5.00
Forfeited	(14,583)	0.60
Exercised	(62,500)	0.60
Outstanding, December 31, 2023	1,523,084	1.71

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

As of December 31, 2023, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
841,667	613,722	February 8, 2031	0.60
35,417	35,417	February 27, 2031	0.60
45,000	18,750	April 25, 2032	0.60
16,000	6,000	June 1, 2032	1.34
110,000	38,958	July 1, 2032	1.34
100,000	33,333	August 8, 2032	1.34
16,000	2,708	September 30, 2032	1.34
80,000	25,000	September 30, 2032	5.00
10,000	2,918	October 15, 2032	1.34
10,000	5,000	November 1, 2032	1.34
5,000	1,354	November 1, 2032	5.00
20,000	5,000	December 12, 2032	5.00
10,000	-	February 1, 2033	5.00
50,000	-	April 16, 2033	5.00
80,000	-	May 1, 2033	5.00
80,000	-	January 25, 2033	5.00
10,000	-	June 27, 2033	5.00
2,500	-	July 10, 2033	5.00
1,500	-	July 1, 2033	5.00
1,523,084	788,160		2.62

As of December 31, 2023 and 2022, the weighted average life of stock options outstanding was 7.84 years and 8.58 years, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded $487,738 and $171,869, respectively, in share-based compensation expense, of which $476,905 and $10,833, and $164,907 and $6,962 , respectively is included in office and administration and research and development, respectively.

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

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Remuneration attributed to key management personnel are summarized as follows:

	December 31, 2023	December 31, 2022
Consulting fees	$230,000	$215,078
Salaries	633,957	403,180
Share-based compensation	357,349	129,980
	$1,221,306	$748,238

During the year ended December 31, 2023, the Company incurred consulting fees of $110,000 (December 31, 2022 - $95,078) to GB Capital Ltd., a company controlled by Graydon Bensler, CFO and Director. In addition, the Company incurred consulting fees of $120,000 (December 31, 2022 - $120,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Jordan Plews, CEO and Director, earned a Salary of $223,646 and $222,446 respectively during the year ended December 31, 2023 and 2022 (includes employer taxes of $23,646 and $12,446, respectively).

Brenda Buechler, Chief Marketing Officer, earned a Salary of $212,913 and $107,937, respectively during the year ended December 31, 2023 and 2022 (includes employer taxes of $22,913and $7,937 respectively).

Christoph Kraneiss, Chief Commercial Officer, earned a Salary of $197,398 and $72,792, respectively during the year ended December, 2023 and 2022 (includes employer taxes of $17,398 and $5,292, respectively).

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

Details of the fair value of the options granted to each individual and the related expense recorded for the year ended December 31, 2023 and 2022 are as follow:

On July 20, 2021, the Company granted 200,000 stock options to a related party, Yi Guo, former Director, with a contractual life of ten years and exercise price of $0.60 per share of common stock. These stock options were valued at $51,014 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. On October 17, 2022, Yi Guo resigned from the board of directors of the Company and as a result, 137,500 unvested options were forfeited. The remaining 62,500 vested option remain exercisable for 3 months after the resignation. The share-based compensation expense recorded for the years ended December 31, 2023 and 2022 relating to these stock options was Nil and $1,424, respectively.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

During 2023, the Company granted 250,000 stock options to two related parties (150,000 stock options to Brenda Buechler, Chief Marketing Officer, and 100,000 options to Christoph Kraneiss, Chief Commercial Officer) with a contractual life of ten years and weighted average exercise price of $1.22 per share of common stock. These stock options were valued at $264,906 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value granted to each individual and the related expense recorded for the year ended December 31, 2023 is as follow:

	December 31, 2023	December 31, 2022	Fair value of stock options granted
Braeden Lichti, Former Chairman and President	$6,563	$14,181	$50,995
Graydon Bensler, CFO and Director	6,563	14,181	50,995
Jordan Plews, CEO and Director	6,563	14,181	50,995
Tim Sayed, Chief Medical Officer	6,563	14,181	50,995
Jeffrey Parry, Director	29,855	-	107,669
Julie Daley, Director	98,613	-	210,245
Crystal Muilenburg, Director	82,252	-	210,245
Brenda Buechler, Chief Marketing Officer	62,705	-	143,671
Christoph Kraneiss, Chief Commercial Officer	57,672	-	121,243
	$357,349	$56,724	$997,053

As of December 31, 2023 and 2022, the Company had $22,455 and $142,705, respectively due to companies controlled by Braeden Lichti, of which $22,455 and $22,705, respectively is unsecured, non-interest bearing and are due on demand.

As of December 31, 2023, the Company had $34,378 (December 31, 2022 - $7,165) in consulting fees due to Graydon Bensler, CFO and Director, $15,143 (December 31, 2022 - $1,485) due to companies controlled by Braeden Lichti, and $4,272 and $879 (December 31, 2022 - $2,971 and $Nil) due to Jordan Plews, CEO and Director, and Christopher Kraneiss, Chief Commercial Officer, respectively, for expenses incurred on behalf of the Company.

14.	Income Tax

During the years ended December 31, 2023 and 2022, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations and Comprehensive Loss.

The following are the components of income before income tax reflected in the Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022:

Component of Loss Before Income Tax

	December 31, 2023	December 31, 2022
Net loss before income tax	$(4,301,517)	$(1,800,268)
Effective tax rate	27.87%	27.87%
Expected recovery	(1,198,833)	(501,735)
Share-based compensation	135,947	47,906
Other non-deductible items	19,864	3,555
Foreign exchange	(2,168)	3,602
Tax rate differences	1,031	1,292
Change in valuation allowance	1,044,159	445,380
Tax expense (recovery)	-	-

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating the ability to recover the deferred tax assets within the jurisdiction from which they arise, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In projecting future taxable income, the Company began with historical results adjusted for changes in accounting policies and incorporates assumptions including the amount of future pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgement about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating objective evidence that historical results provide, the Company consider three years of cumulative operating income (loss).

During the year ended December 31, 2023, the Company had aggregate net operating losses for income tax purposes of $4,168,622 (2022 – $1,615,645) to offset future taxable income in the United States and Canada. As of December 31, 2023, the deferred tax asset related to these loss carry forwards amounted to approximately $1,710,000 (2022 - $662,000) and were fully reserved. Management believes that it is not yet more likely than not that these assets will be realized in the near future.

15.	Commitments and Contingencies

There were no commitments as of December 31, 2023 and 2022 or during the years then ended.

The Company had an ongoing dispute with a vendor regarding unpaid invoices. The Company disputed the services claimed to have been rendered by the vendor. In May 2023, the Company and the vendor agreed to settle the matter, resulting in the Company agreeing to pay a final settlement of Cnd$12,500 (approximately $9,225), an amount that is significantly less than the unpaid invoices originally claimed by the vendor. The Company included the settlement amount in accrued liabilities as of December 31, 2022 and the amount was paid over to the vendor during the year ended December 31, 2023.

Upon the Company’s initial registration of cosmetic products with Health Canada in 2022, the Canadian health ministry confirmed that the ingredients contained in the cosmetic products were permitted for use in cosmetics in Canada, and our cosmetic products as sold were compliant with any applicable requirements of the Food and Drugs Act (Canada) and Cosmetic Regulations pursuant to the Food and Drugs Act (Canada) with respect to all ingredients and composition, including that none of the ingredients contained therein were named on the Cosmetic Ingredient Hotlist (as published by Health Canada).

Health Canada is responsible for regulation of the sale of cosmetics under the Food and Drugs Act and Cosmetic Regulations, including the interpretation of what may be represented on labels and in promotional materials regarding the claimed properties of cosmetic products. The Company markets its products in Canada as cosmetics under the Food and Drugs Act, having submitted cosmetic notifications to Health Canada for both products as required by the Cosmetic Regulations. There is no pre-market approval required from Health Canada to market a cosmetic in Canada. In March 2024, The Company received correspondence from Health Canada, advising that Health Canada had reviewed certain undisclosed information about the Company’s products. Health Canada advised that based on this review, the products did not meet Health Canada’s interpretation of the conditions required to market a cosmetic in Canada. In response to Health Canada’s communication, The Company has engaged Health Canada to obtain clarity about the review and how the products can be marked in Canada.

Depending on the outcome of the Company’s engagement with Health Canada, the Company’s products could be subject to additional regulatory requirements in order to be advertised or sold in Canada. Prior to receiving the March 2024 notice, our distribution agreement partner’s sales in Canada contributed $158,603 to our total revenue of $1,712,595, representing about 9.26% of total revenue for the year ended December 31, 2023.

As of March 18, 2024, the Company has voluntarily stopped sale of its products in Canada. The Company is working with Canadian regulatory and legal counsel to explore options to rectify the issues raised. This will impede sales in Canada until resolved and raises concerns about our future collaboration with our distributor, Evolve Medical Inc.

Elevai Labs Inc.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

(Expressed in United States dollars)

16.	Concentrations

Customers

For the year ended December 31, 2023, the Company recorded 34% of its revenue from its 3 largest customers. The Company’s largest customer, representing $234,800 of revenue, relates to sales to a wholesaler during the period. During the year ended December 31, 2022, the Company recorded 54% of its revenue from its two largest customers, each representing 45% and 9% respectively. The Company’s largest customer, representing $344,018 of revenue, relates to a white label distributor agreement signed during the year.

As of December 31, 2023, the Company had $49 receivables due from these customers and $7,500 in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the year end December 31, 2023, and 2022, the Company had 3 key suppliers that represented approximately 73% and 3 key suppliers that represented approximately 64%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	December 31, 2023	December 31, 2022
Supplier 1	32%	39%
Supplier 2	29%	14%
Supplier 3	12%	11%
	73%	64%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

17.	Subsequent Events

Management has evaluated events subsequent to the year ended December 31, 2023 up to March 28, 2024, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

From January 2 to February 13, 2024, the Company issued 12,500 stock options to purchase common stock of the company at an exercise price equal to $5.00 per share that mature in 10 years.

On March 6, 2024, Health Canada notified the Company that it has classified the Company’s products as a drug. This classification could impede sales in Canada and raises concerns about our future collaboration with our distributor, Evolve Medical Inc (Note 15)

On March 6, 2024, the Company issued 80,000 stock options to purchase common stock of the Company at an exercise price equal to $1.00 per share that mature in 10 years. Additionally, 160,000 stock options previously issued were repriced from $5.00 per share to $1.00 per share.