Form 10-Q
period 2024-03-31
Elevai Labs Inc.
filed 2024-05-15
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

As of May 15, 2024, there were 18,892,115 shares of our common stock, par value $0.0001 per share, issued and outstanding.

Elevai Labs Inc.Quarterly Report on Form 10-Q

i

Forward-Looking Statements

This Quarterly Report of Elevai Labs Inc. (“we,” “us,” “our,” “Elevai” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates”, “estimates”, “projects”, “expects”, “contemplates”, “intends”, “believes”, “plans”, “may”, “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of research and development to develop new pipeline products; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our current products; and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through the implementation of a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	prices of other competitive products, costs associated with research and development of our products and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as the COVID-19 pandemic, on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our information technology systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the medical aesthetics, cosmetics and biotechnology market;

●	future decisions by management in response to changing conditions;

ii

●	the Company’s ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;

●	inability to keep up with advances in medical aesthetics and biotechnology;

●	inability to design, develop, market and sell new medical aesthetics and biotech products that address additional market opportunities to generate revenue and positive cash flows;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to succeed in establishing, maintaining and strengthening the Elevai brand;

●	our expectations regarding our ability to obtain, maintain, protect, defend, and enforce our intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others;

●	disruption of supply or shortage of raw materials;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the Security and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “Form 10-K”).

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to our Company or persons acting on our Company’s behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Expressed in United States Dollars)

Elevai Labs Inc.

Condensed Consolidated Balance Sheets

(Expressed in United States dollar)

As of:	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$943,797	$3,326,851
Receivables, net	54,205	36,161
Prepaids and deposits	1,197,687	1,060,765
Inventory, net	945,064	495,667
Total Current Assets	3,140,753	4,919,444

Deposit	10,773	10,773
Property and equipment, net	59,003	53,119
Intangibles, net	843,505	-
Operating lease right-of-use asset	172,562	206,582
TOTAL ASSETS	$4,226,596	$5,189,918
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$528,822	$669,375
Customer deposits	35,148	36,693
Due to related parties	75,836	77,127
Current portion of consideration payable	338,889	-
Current portion of lease liability	149,208	145,000
Derivative liabilities	94,219	369,158
Total Current Liabilities	1,222,122	1,297,353

Consideration payable	491,557	-
Operating lease liability	26,571	65,489
TOTAL LIABILIITES	$1,740,250	$1,362,842
Commitments and Contingencies
EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized; 17,329,615 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	1,733	1,733
Additional paid-in capital	10,904,370	10,849,031
Accumulated other comprehensive income	1,383	202
Accumulated deficit	(8,421,140)	(7,023,890)
TOTAL EQUITY	2,486,346	3,827,076
TOTAL LIABILITIES AND EQUITY	$4,226,596	$5,189,918

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Elevai Labs Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2024, and 2023

(Expressed in United States dollar)

	Three months ended March 31, 2024	Three months ended March 31, 2023
Revenue	$614,563	142,820
Cost of sales	168,911	44,433
Gross profit	$445,652	98,387

Expenses
Depreciation and amortization	20,331	2,497
Marketing and promotion	393,038	102,676
Consulting fees	396,126	83,964
Office and administrative	878,608	434,059
Professional fees	179,922	137,797
Investor relations	98,245	38,268
Research and development	103,194	83,741
Foreign exchange (gain) loss	541	259
Travel and entertainment	59,108	61,515
Total Expenses	$2,129,113	944,776

Net loss before other income (expense)	$(1,683,461)	(846,389)

Other income (expense)
Change in fair value of derivative liabilities	274,939	(236,778)
Interest income	86	5,107
Interest expense	(23,537)	(2,636)
Other income	34,723	-
Net loss	$(1,397,250)	(1,080,696)

Other comprehensive income (loss)
Currency translation adjustment	1,181	113
Total comprehensive loss	$(1,396,069)	(1,080,583)

Basic and diluted loss per share	$(0.081)	(0.111)
Weighted average shares outstanding	17,329,615	9,707,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2024, and 2023

(Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$
Balance, January 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	250,000	25	749,975	-	-	750,000
Exercise of stock options	-	-	-	-	-	-	62,500	6	37,494	-	-	37,500
Share-based compensation	-	-	-	-	-	-	-	-	75,161	-	-	75,161
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,080,696)	-	(1,080,696)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	113	113
Balance, March 31, 2023	213,730	21	3,635,252	364	1,861,799	186	9,880,975	988	4,714,674	(3,803,069)	224	913,388

Balance, January 1, 2024	-	-	-	-	-	-	17,329,615	1,733	10,849,031	(7,023,890)	202	3,827,076
Share-based compensation	-	-	-	-	-	-	-	-	55,339	-	-	55,339
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,397,250)	-	(1,397,250)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	1,181	1,181
Balance, March 31, 2024	-	-	-	-	-	-	17,329,615	1,733	10,904,370	(8,421,140)	1,383	2,486,346

The accompanying notes are an integral part of these condensed consolidated financial statements

Elevai Labs Inc.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024, and 2023

(Expressed in United States dollars)

	March 31, 2024	March 31, 2023
Operating activities
Net loss	$(1,397,250)	$(1,080,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,188	2,912
Share-based compensation	55,339	75,161
Straight-line rent expense	(690)	(689)
Change in fair value of derivative liabilities	(274,939)	236,778
Non-cash interest expense	18,994	-

Changes in operating assets and liabilities:
Receivables	(18,119)	(33,253)
Prepaid expenses and deposits	(136,951)	(222,404)
Inventory	(449,397)	(83,363)
Accounts payable and accrued liabilities	(140,698)	130,484
Customer deposits	(1,545)	59,564
Due to related parties	-	30,000
Cash flows used in operating activities	$(2,324,068)	$(885,506)

Investing activities
Purchase of equipment	(9,160)	(11,191)
Purchase of intangible assets	(50,000)	-
Cash flows used in investing activities	$(59,160)	$(11,191)

Financing activities
Exercise of stock options	-	37,500
Proceeds from issuance of common stock and warrants	-	750,000
Cash flows provided by financing activities	$-	$787,500

Effect of exchange rate changes on cash	174	141

Decrease in cash	(2,383,054)	(109,056)
Cash, beginning of period	3,326,851	1,154,901
Cash, ending of period	$943,797	$1,045,845
Supplemental cash flow information:
Cash paid for interest	$4,542	$2,636
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

ELEVAI LABS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and nature of operations

Elevai Labs Inc. (“Elevai”) was incorporated under the laws of the State of Delaware on June 9, 2020. Elevai and its 100% owned subsidiary, Elevai Research Inc, are collectively referred to in these unaudited condensed consolidated financial statements as “the Company”.

The Company is a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. The Company’s principal activities are developing and manufacturing skincare products.

On April 29, 2024, Elevai Skincare Inc. (“Skincare”) and Elevai BioSciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. Elevai is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s existing business. While the purpose of BioSciences is to develop the Company’s 2 drug candidates, EL-22, a clinical stage engineered probiotic expressing myostatin, and EL-32, a preclinical engineered probiotic expressing dual myostatin and activin-A. Effective May 1, 2024, Elevai transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common shares of Skincare.

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

As of March 31, 2024, and December 31, 2023, the Company had a net working capital of $1,918,631 and $3,622,091, respectively, and has an accumulated deficit of $8,421,140 and $7,023,890, respectively. Furthermore, for the three months ended March 31, 2024, and 2023, the Company incurred a net loss of $1,397,250 and $1,080,696, respectively and used $2,324,068 and $885,506, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2023, and 2022. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the account of Elevai, and its 100% owned subsidiaries. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined.

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

Intangible Asset

Intangible assets are recorded at cost less accumulated amortization. They are depreciated using the straight-line method over their estimated useful lives, which reflect the period over which economic benefits are expected to be realized. Management assesses impairment indicators at each reporting period end. The estimated useful lives of intangible assets are generally as follows:

License	10-year strait-line

New Accounting Standards

Recently Adopted Accounting Standards

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

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

4.	Receivables

As of March 31, 2024, receivables consisted of the following:

	March 31, 2024	December 31, 2023
Trade receivable	$48,590	$33,089
Sales taxes receivable	5,615	3,072
	$54,205	$36,161

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at March 31, 2024, and December 31, 2023, the Company recorded a provision for credit losses of $nil and $nil, respectively.

5.	Prepaids and Deposits

As of March 31, 2024, and December 31, 2023, prepaid and deposits consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid expenses	$1,179,438	$957,645
Deposits	29,022	113,893
	$1,208,460	$1,071,538

Prepaids and deposits - current	1,197,687	1,060,765
Deposits- non-current	10,773	10,773

As of March 31, 2024, and December 31, 2023, the security deposit on the Company’s long-term lease in the amount of $10,773 and $10,773, respectively, is classified as a non-current deposit on the balance sheet. The Company recorded a provision for credit losses of $nil and $nil, respectively.

6.	Inventory

As of March 31, 2024, and December 31, 2023, inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$331,371	$279,514
Work in progress	283,780	147,906
Finished goods	329,913	68,247
	$945,064	$495,667

Cost of inventory recognized as expense in cost of sales for the three months ended March 31, 2024, and 2023, totaled $80,907 and $19,750, respectively. In addition, the cost of inventory relating to samples given out and expensed in marketing and promotion for the three months ended March 31, 2024, and 2023, totaled $48,989 and $21,068, respectively. As at March 31, 2024, and December 31, 2023, the Company recorded an allowance for inventory of $nil and $nil, respectively.

7.	Property and Equipment

	Equipment	Furniture and Fixtures	Computers	Total
Cost
Balance, December 31, 2022	$50,516	$8,365	$2,759	$61,640
Additions	2,658	8,533	-	11,191
Disposal				-
Foreign currency translation			61	61
Balance, December 31, 2023	$53,174	$16,898	$2,820	$72,892
Additions	9,160	-	-	9,160
Foreign currency translation	-	-	(59)	(59)
Balance, March 31, 2024	$62,334	$16,898	$2,761	$81,993

Accumulated depreciation
Balance, December 31, 2022	$7,052	$548	$505	$8,105
Depreciation	8,680	2,414	555	11,649
Foreign currency translation			19	19
Balance, December 31, 2023	$15,732	$2,962	$1,079	$19,773
Depreciation	2,497	604	139	3,239
Foreign currency translation			(22)	(22)
Balance, March 31, 2024	$18,229	$3,566	$1,195	$22,990

Net book value
December 31, 2023	$37,442	$13,936	$1,741	$53,119
March 31, 2024	$44,104	$13,333	$1,566	$59,003

During the three months ended March 31, 2024, and 2023, the Company capitalized depreciation of $853 and $412, respectively as part of the production of inventory.

8.	Intangible assets

On January 15, 2024, (the “Effective Date”), the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells. The term of the license is 10 years and has a purchase price of $1,000,000. The payments structure for the intangible asset is as follows:

a)	$50,000 payable upon executing the license (paid)

b)	$350,000 payable on July 15, 2024

c)	$600,000 payable on completion of technology transfer or two years from the Effective Date, whichever comes first.

The cost of the intangible assets will be measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%. The determination of the interest rate was conducted by employing the revised discount rate utilized for assessing the lease liability, which was subsequently adjusted to reflect any alterations in the U.S. prime rate on the Effective Date.

License
Cost
Balance, December 31, 2023	$-
Additions	861,452
Balance, March 31, 2024	$861,452

Accumulated depreciation
Balance, December 31, 2023	$-
Additions	17,947
Balance, March 31, 2024	$17,947

Net Book value – March 31, 2024	$843,505

9.	Operating Lease

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

The Company recognized a total lease cost related to its noncancelable operating lease of $39,741 and $31,630 for the three months ended March 31, 2024, and 2023, respectively. The lease cost has been allocated as follows based on the square footage of each property location.

	March 31, 2024	March 31, 2023
Office space, recorded in office and administration	$25,975	$22,176
Lab space, recorded in research and development	9,453	7,299
Lab space, capitalized to production of inventory	4,313	2,155
	$39,741	$31,630

As of March 31, 2024, and December 31, 2023, the Company recorded a security deposit of $10,773. (Note 5)

Future minimum lease payments under the Company’s operating lease that has an initial noncancelable lease term in excess of one year at March 31, 2024, are as follows:

As of March 31, 2024	Total
2024	121,291
2025	67,384
Thereafter	-
188,675
Less: Imputed interest	(12,896)
Operating lease liability	175,779

Operating lease lability – current	149,208
Operating lease lability – non-current	$26,571

The Company used a discount rate of 11.50% upon the remeasurement of the lease liability on July 1, 2023, compared to an original discount rate of 8% on lease commencement, as its incremental cost of borrowing due to the amendment. The remaining lease term as of March 31, 2024, is 1.17 years (December 31, 2023 – 1.42 years).

10.	Accounts Payable and Accrued Liabilities

As of March 31, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$395,249	$596,147
Accrued liabilities	133,573	73,228
	$528,822	$669,375

11.	Consideration payable

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells. The fair value of the payments to be made is $950,000 (Note 8).

As of January 15, 2024, the fair value of the consideration payable stands at $950,000. The Company has accounted for a discount on the consideration payable to reflect the imputed interest on future installments, totaling $138,548.

Consideration payable
Outstanding, December 31, 2023	$-
Additions	1,000,000
Payment	(50,000)
Discount	138,548
Accretion expense	18,994
Outstanding, March 31, 2024	$830,446

Consideration payable – current	338,889
Consideration payable – non-current	$491,557

12.	Derivative liabilities

On July 15, 2022, the Company issued 231,828 common stock purchase warrants with an exercise price of $2.01 as part of the conversion of promissory notes (Note 10).

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) -and issued 75,000 warrants (the “IPO warrants”). The IPO warrants are exercisable into one common share of the Company at $4 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2022	$68,455
Addition of new derivatives during IPO	229,437
Change in fair value of derivative liabilities	71,266
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(274,939)
Outstanding, March 31, 2024	$94,219

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and as of March 31, 2024, and December 31, 2023. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The following assumptions were used in the Black-Scholes option pricing model:

	March 31, 2024	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	4.21 - 4.40%	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life [1]	3.07 – 4.65 years	3.32 – 4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0%	0%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100%	100%

As of March 31, 2024, the following warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	April 27, 2027	2.01
80,388	April 27, 2027	2.01
12,563	April 27, 2027	2.01
75,000	November 21, 2028	4.00
306,828		2.49

As of March 31, 2024, and December 31, 2023, the weighted average life of derivative liability warrants outstanding was 3.46 and 3.71 years, respectively.

[1]	On April 28, 2023, the Company amended the warrant agreements for the 231,828 derivative liability warrants outstanding. The amendment removed the clause to automatically convert warrants to shares on IPO date and all warrants were given an expiry date of April 27, 2027. This led to an increase in the expected life input in the Black-Scholes model as of December 31, 2023, compared to December 31, 2022, when the Company used the expected IPO date to calculate the expected life of the warrants.

13.	Equity

Common Stock

Authorized

As of March 31, 2024, and December 31, 2023, the Company had 300,000,000 common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of March 31, 2024, and December 31, 2023, the Company had 17,329,615 shares issued and outstanding, respectively.

Transactions during the three months ended March 31, 2024

No share capital activity in the Company during the three months ended March 31, 2024.

Transactions during the three months ended March 31, 2023

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

Preferred Stock

Authorized

As of March 31, 2024, and December 31, 2023, the Company had 75,000,000 of all preferred stock authorized, each having a par value of $0.0001 per stock.

The holders of Preferred Stock shall have the right to convert their shares of Preferred Stock, at any time, into shares of Common Stock at a conversion price of 1:1. Upon IPO, all preferred shares were converted into common shares on November 21, 2023.

Issued and outstanding

As at March 31, 2024, and December 31, 2023, the Company had Nil preferred stock issued and outstanding.

Transactions during the three months ended March 31, 2024, and 2023

There were no preferred stock transactions during the three months ended March 31, 2024, and 2023.

Equity Warrants

Transactions during the three-month ended March 31, 2024.

There was no equity warrant activity during the three months ended March 31, 2024

Transactions during the three-month ended March 31, 2023.

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

As of March 31, 2024, and December 31, 2023, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
250,000	August 28, 2026	3.00
99,998	March 12, 2027	3.00
349,998		3.00

As of March 31, 2024, and December 31, 2023, the weighted average life of equity warrants outstanding was 2.56 and 2.81 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of December 31, 2023 and March 31, 2024, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,734,188 shares. The plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the three-month ended March 31, 2024

In January 2024, the Company granted 12,500 stock options with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $16,178 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On March 6, 2024, the Company granted 80,000 stock options with a contractual life of ten years and an exercise price of $1.00 per common stock. These stock options were valued at $52,845 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Transactions during the three-month ended March 31, 2023

On February 1, 2023, the Company granted 10,000 stock options with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $10,767 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

The following assumptions were used in the Black-Scholes option pricing model:

	March 31, 2024	December 31, 2023
Risk-free interest rate	3.95% - 4.19%	3.39% -3.86%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the three months ended March 31, 2024, and December 31, 2023, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2022	1,366,167	1.08
Granted	234,000	5.00
Forfeited	(14,583)	0.60
Exercised	(62,500)	0.60
Outstanding, December 31, 2023	1,523,084	1.71
Granted	92,500	1.54
Forfeited	(58,333)	5.00
Exercised	-	-
Outstanding, March 31, 2024	1,557,251	1.57

As of March 31, 2024, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
841,667	666,327	February 8, 2031	0.60
35,417	38,543	February 27, 2031	0.60
45,000	21,563	April 25, 2032	0.60
16,000	7,000	June 1, 2032	1.34
110,000	45,833	July 1, 2032	1.34
100,000	39,583	August 8, 2032	1.34
16,000	6,000	September 30, 2032	1.34
80,000	30,000	September 30, 2032	5.00
10,000	3,542	October 15, 2032	1.34
10,000	3,333	November 1, 2032	1.34
5,000	1,667	November 1, 2032	5.00
20,000	6,250	December 12, 2032	5.00
10,000	2,708	February 1, 2033	5.00
50,000	-	April 16, 2033	5.00
80,000	21,667	May 1, 2033	5.00
21,667	-	January 25, 2033	5.00
10,000	-	June 27, 2033	5.00
2,500	-	July 10, 2033	5.00
1,500	-	July 1, 2033	5.00
5,000	-	January 17, 2024	5.00
2,500	-	January 17, 2024	5.00
5,000	-	February 12, 2024	5.00
80,000	-	March 5, 2024	1.00
1,557,251	894,016		1.00

As of March 31, 2024, and December 31, 2023, the weighted average life of stock options outstanding was 7.69 years and 7.84 years, respectively.

During the three months ended March 31, 2024, and 2023, the Company recorded $55,339 and $75,161, respectively, in share-based compensation expense, of which $53,929 and $1,410, and $71,901 and $3,260, respectively is included in office and administration and research and development, respectively.

14.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Chairman and former President, significant shareholder through BWL Investments Ltd. Resigned as President effective October 11, 2022.

●	Jordan Plews, CEO and Director, significant shareholder through JP Bio Consulting LLC

●	Graydon Bensler, CFO and Director

●	Yi Guo, Former Director, resigned effective September 29, 2022

●	Tim Sayed, Chief Medical Officer

●	Brenda Buechler, Chief Marketing Officer

●	Christoph Kraneiss, Chief Commercial Officer

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, significant shareholder and controlled by Jordan Plews

●	BWL Investments Ltd., significant shareholder and controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended March 31, 2024	Three months ended March 31, 2023
Consulting fees	$80,833	$51,250
Salaries	207,016	156,439
Share-based compensation	22,276	46,986
	$310,125	$254,675

During the three months ended March 31, 2024, the Company incurred consulting fees of $50,833 (March 31, 2023 - $21,250) to GB Capital Ltd., a company controlled by Graydon Bensler, CFO and Director. In addition, the Company incurred consulting fees of $30,000 (December 31, 2023 - $30,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Jordan Plews, CEO and Director, earned a Salary of $56,454 and $55,021 respectively during the three months ended March 31, 2024, and 2023 (includes employer taxes of $6,454 and $4,826, respectively).

Brenda Buechler, Chief Marketing Officer, earned a Salary of $77,669 and $52,326, respectively during the three months ended March 31, 2024, and 2023 (includes employer taxes of $8,086 and $4,826 respectively).

Christoph Kraneiss, Chief Commercial Officer, earned a Salary of $72,892 and $72,792, respectively during the three months ended March 31, 2024, and 2023 (includes employer taxes of $6,225 and $4,093, respectively).

During the three months ended March 31, 2024, and 2023, the company issued the following stock options to related parties:

On March 1, 2024, the Company granted 80,000 stock options to directors of the company with a contractual life of 10 years and exercise price of $1.00 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value granted to each related party in the current and prior periods, and the related expense recorded for the three months ended March 31, 2024, and 2023 is as follow:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Fair value of stock options granted
Braeden Lichti, Former Chairman and President	$878	$2,138	$50,995
Graydon Bensler, CFO and Director	878	2,138	50,995
Jordan Plews, CEO and Director	878	2,138	50,995
Tim Sayed, Chief Medical Officer	878	2,138	50,995
Jeffrey Parry, Director	7,243	-	107,669
Crystal Muilenburg, Former Director[1]	(41,668)	-	210,245
Julie Daley, Director	35,142	-	210,245
George Kovalyov, Director	2,556	-	52,845
Brenda Buechler, Chief Marketing Officer	8,096	20,840	143,671
Christoph Kraneiss, Chief Commercial Officer	7,395	17,594	121,243
	$22,276	$46,986	$1,049,898

[1]	58,333 options were forfeited in the three months ended March 31, 2024

As of March 31, 2024, and December 31, 2023, the Company had $22,195 and $22,455, respectively due to companies controlled by Braeden Lichti, of which $22,195 and $22,455, respectively is unsecured, non-interest bearing and are due on demand.

As of March 31, 2024, the Company had $38,500 (December 31, 2023 - $34,378) in consulting fees due to Graydon Bensler, CFO and Director, $15,143 (December 31, 2023 - $15,143) due to companies controlled by Braeden Lichti, and $Nil and $Nil (December 31, 2023 - $4,272 and $879) due to Jordan Plews, CEO and Director, and Christopher Kraneiss, Chief Commercial Officer, respectively, for expenses incurred on behalf of the Company.

15.	Commitments and Contingencies

There were no commitments as of March 31, 2024, and December 31, 2023, or during the periods then ended.

As of March 18, 2024, the Company has voluntarily stopped sale of its products in Canada following a communication from Health Canada regarding the way the Company’s products are marketed in Canada. The Company is working with Canadian regulatory and legal counsel to explore options to rectify the issues raised. On April 30, 2024, the Company’s appointed Canadian distributor terminated the existing distribution agreement. Termination of the distributor agreement does not result in any penalties or damages.

16.	Concentrations

Customers

For the three months ended March 31, 2024, the Company recorded 11% of its revenue from its largest customer. The Company’s largest customer, representing $67,500 of revenue, relates to sales to a distributor during the period. During the three months ended March 31, 2023, the Company recorded 18% of its revenue from its largest customer. The Company’s largest customer, representing $25,500 of revenue, relates to a distributor agreement.

As of March 31 ,2024 and December 31, 2023, the Company had $49 receivables due from these customers and $Nil in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the three months ended March 31 ,2024, and 2023, the Company had 3 key suppliers that represented approximately 66% and 3 key suppliers that represented approximately 70%, respectively of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplier 1	33%	41%
Supplier 2	18%	18%
Supplier 3	15%	11%
	66%	70%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

17.	Subsequent Events

Management has evaluated events subsequent to the year ended March 31, 2024, up to May 15, 2024, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On April 30, 2024, the Company’s appointed Canadian distributor terminated the existing distribution agreement. (Note 15).

On April 30, 2024, the Company entered into an exclusive licensing agreement with a biomedical and pharmaceutical company for an upfront fee of $400,000 and 950,000 shares of common stock.

On May 3, 2024, the Company entered into a consulting agreement with a maturity of May 3, 2025. The consultant is to be paid $15,000 monthly as well as 612,500 common shares on each of May 3, 2024, August 1, 2024, November 1, 2024, and February 2, 2025.

ELEVAI LABS INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

(Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this quarterly report to “we,” “us,” “Elevai” or the “Company” refer to Elevai Labs Inc. and its subsidiaries. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

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

Organization and Overview of Operations

Elevai Labs, Inc. was incorporated in Delaware in June 2020. We are a topical skincare company specializing in aesthetic biotechnology. We have created, and continue to research, and commercialize innovative and science-driven topical skincare technologies for the medical aesthetic skincare market. We principally produce, commercialize, distribute, and sell a new generation of cosmetic topical products containing our proprietary stem cell-derived Elevai ExosomesTM.

On April 29, 2024, Elevai Skincare Inc. (“Skincare”) and Elevai BioSciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. Elevai is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s existing business. While the purpose of BioSciences is to develop the Company’s 2 drug candidates, EL-22, a clinical stage engineered probiotic expressing myostatin, and EL-32, a preclinical engineered probiotic expressing dual myostatin and activin-A. Effective May 1, 2024, Elevai transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common shares of Skincare. To bring our products to market, we developed a robust fully-commercialized process from source to skin (exosome secretion to product bottling) that holds and utilizes advanced patent pending knowledge alongside our cohesive production process. Our specialty product lines are topically applied to the skin to aid in the reduction of the appearance of a range of the most common skin conditions, including pre-mature aging, oxidative stress, photodamage, hyperpigmentation, elasticity, and soft tissue deficits, such as fine lines and wrinkles. We primarily sell our products through the physician dispensed channel.

Outlook

Management’s Plans

Over the next twelve months we intend to focus on:

●	Growing our revenue using our existing infrastructure to accelerate the commercialization of our products;

●	Utilizing clinical validation studies to show the efficacy of our products;

●	R&D to create new product formulations and bring them to market;

●	Expanding our distribution partnerships internationally; and

●	Pursue the identification and review of strategic acquisitions to complement our business.

Results of Operations

Comparison of the three months ended March 31, 2024.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Change
Revenue	$614,563	$142,820	$471,743
Cost of revenue	$168,911	$44,433	$124,478
Gross profit	$445,652	$98,387	$347,265
Gross profit percentage	73%	$69%	4%
Depreciation and Amortization	$20,331	$2,497	$17,834
Marketing and Promotion	$393,038	$102,676	$290,362
Consulting Fees	$396,126	$83,964	$312,162
Office and Administration	$878,608	$434,059	$444,549
Professional Fees	$179,922	$137,797	$42,125
Investor Relations	$98,245	$38,268	$59,977
Research and Development	$103,194	$83,741	$19,453
Foreign exchange (gain) loss	$541	$259	$282
Travel and entertainment	$59,108	$61,515	$(2,407)
Total operating expenses	$2,129,113	$944,776	$1,184,337
Loss from operations	$(1,683,461)	$(846,389)	$(837,072)
Other income (expense)[1]	$286,211	$(234,307)	$520,518
Net loss	$(1,397,250)	$(1,080,696)	$(316,554)
Total Comprehensive Loss	$(1,396,069)	$(1,080,583)	$(315,486)
Basic and dilutive loss per common share	$(0.081)	$(0.111)	$0.031
Weighted average number of shares outstanding – basic and diluted	17,329,615	9,707,364	7,622,251

[1]	Other expenses relates to interest income, interest expense, insurance settlement and fair value gain/loss on derivative liability.

Revenue

Revenue for the three months ended March 31, 2024, was $614,563 as compared to $142,820 for the three months March 31, 2023, an increase of $471,743.

Our revenue by product category is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Enfinity	$358,576	$65,289
Empower	255,987	77,531
Total Revenue	$614,563	$142,820

During the three months ended March 31, 2024, and 2023, the Company sold 2,954 and 474 bottles of Enfinity, respectively, an increase of 2,480 bottles or 523%. In addition, the Company sold 566 (eight packs) of Empower tubes in 2024, compared to 176 (eight packs) of Empower tubes during 2023, and an increase of 390 (eight packs) or 222%. The increase in sales volumes is primarily due to enhanced market acceptance, continued growth in the number of US accounts, onboarding of international distributors, and repeat business from current customers and distributors.

Cost of Revenue

Cost of Revenue for the three months ended March 31, 2024, was $168,911 as compared to $44,433 for the three months ended March 31, 2023.

Our cost of revenue by product category is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Enfinity	$106,562	$25,699
Empower	62,349	18,734
Total Cost of Revenue	$168,911	$44,433

The increase in cost of revenue is directly attributed to the increase in sales during the three months ended March 31, 2024, compared to 2023. The following is a breakdown of the components of cost of revenue:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cost of inventory	$80,907	$19,750
Sales commission	47,750	16,885
Shipping cost	40,254	7,798
Total Cost of Revenue	$168,911	$44,433

Gross Profit

Gross profit for the three months ended March 31, 2024, was $445,652 as compared to $98,387 for the three months ended March 31, 2023, an increase of $347,265. This represents an overall gross margin percentage of 73% for three months ended March 31, 2024, compared to 69% in 2023. The overall increase in gross margin percentage is primarily due to the Company selling Enfinity at a higher gross margin due to less commissions paid to salespersons compared to overall sales. Additionally, the cost to produce each unit of Enfinity decreased as the company saw gross margin improvements due to operational efficiencies gained and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Enfinity	70%	61%
Empower	76%	76%
Overall Gross Profit Percentage	73%	69%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024, were $103,194 compared to $83,741 for the three months ended March 31, 2023, an increase of $19,453. Research and Development related to the Company’s Enfinity, Empower and development of new products for the Company. The increase in R&D is mainly driven by the company continuously testing new products and looking for ways to improve its formulation efficiency. During both the three months ended March 31, 2024 and 2023, the Company’s lab staff worked on increasing the efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the three months ended March 31, 2024, were $393,038 compared to $102,676 for the three months ended March 31, 2023, an increase of $290,362. During the three months ended March 31, 2024, the Company increased its marketing and promotion efforts to drive sales and support the Company’s existing customers, which included giving out product samples with a cost of $48,989 (three months ended March 31, 2023 - $21,068), and attending and sponsoring industry conferences.

Office and Administrative Expenses

Office and administrative expenses for the three months ended March 31, 2024, were $878,608, compared to $434,059 for the three months ended March 31, 2023, an increase of $444,549. The increase is mainly the result of salaries and wages of $556,772 and office rent of $34,193 incurred during the three months ended March 31, 2024, compared to $284,660 and $25,916 in the three months ended March 31, 2023, a combined increase of $280,389. Additionally, the increase is a result on insurance costs of $117,400 during the three months ended March 31, 2024, compared to $16,189 in the three months ended March 31, 2023. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations in July 2023. The company also was required to purchase director and officer insurance in the current period as the Company was now publicly traded. During the three months ended March 31, 2024, office and administrative expenses also include share-based compensation of $53,929, compared to $71,902 in the three ended March 31, 2023, a decrease of $17,973. The decrease is due to a director resigning on February 29, 2024, resulting in the forfeiture of 58,333 options.

Consulting Fees

Consulting fees for the three months ended March 31, 2024, were $396,126, compared to $83,964 for the three months ended March 31, 2023, an increase of $312,162. During the three months ended March 31, 2024, and 2023, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and CFO) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the three months ended March 31, 2024, was $179,922, compared to $137,797 for the three months ended March 31, 2023, an increase of $42,125. Professional fees comprise of legal, audit and accounting services. The increase during 2024 is primarily due to an increase in audit, legal and accounting services as the company is now listed on the NASDAQ exchange.

Travel and Entertainment

Travel and entertainment for the three months ended March 31, 2024, was $59,108, compared to $61,515 for the three months ended March 31, 2023, a decrease of $2,407. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences.

Investor Relations

Investor relations for the three months ended March 31, 2024, was $98,245, compared to $38,298 for the three months ended March 31, 2024. The increase in investor relations spending is consistent with the Company’s growth strategy, which includes promotion to current and potential investors as the company is listed on the NASDAQ exchange.

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

As of March 31, 2024, and December 31, 2023, the Company had a net working capital of $1,918,631 and $3,622,091, respectively, and has an accumulated deficit of $8,421,140 and $7,023,890, respectively. Furthermore, for the three months ended March 31, 2024, and 2023, the Company incurred a net loss of $1,397,280 and $1,080,696, respectively and used $2,324,068 and $885,506, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure, research and development and inventory production. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, and the issuance of common and preferred stock. As of March 31, 2024, we had cash of $943,797, with $3,326,851 as of December 31, 2023.

The following table provides selected financial data as of March 31, 2024, and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023	Change
Current assets	$3,140,753	$4,919,444	$(1,778,691)
Current liabilities	$1,222,122	$1,297,353	$(75,231)
Working capital	$1,918,631	$3,622,091	$(1,703,460)

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Month Ended March 31, 2024	Three Month Ended March 31, 2023	Change
Cash used in operating activities	$(2,324,068)	$(885,506)	$(1,438,562)
Cash used in investing activities	$(59,160)	$(11,191)	$(47,969)
Cash provided by financing activities	$-	$787,500	$(787,500)

Cash Flow from Operating Activities

For the three months ended March 31, 2024, net cash flows used in operating activities was $2,324,068 compared to $885,506 used during the three months ended March 31, 2023, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, and 2023, we used $59,190 and $11,191, respectively, in investing activities primarily related to the purchase of equipment for our lab space to be used on the production of inventory and research and development. In the three months ended March 31, 2024, the company paid $50,000 for an intangible asset relating to the purchase of a license to produce stem cells.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we had cash flow provided by financing activities of $Nil compared to cash flow provided by financing activities of $787,500 in the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company raised $750,000 through the issuance of common stock and common stock purchase warrants, and another $37,500 upon the exercise of stock options in exchange for common stock.

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the three months ended March 31, 2024, and 2023.

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

The accounts of Eleva Research are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

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

During the three months ended March 31, 2024, and 2023, the Company recorded $55,339 and $75,161, respectively, in share-based compensation expense, of which $53,929 and $1,410, and $71,901 and $3,260, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2024, and year ended December 31, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Concentrations

Customers

For the three months ended March 31, 2024, the Company recorded 11% of its revenue from its largest customer. The Company’s largest customer, representing $67,500 of revenue, relates to sales to a distributor during the period. During the three months ended March 31, 2023, the Company recorded 18% of its revenue from its largest customer. The Company’s largest customer, representing $25,500 of revenue, relates to a distributor agreement.

As of March 31 ,2024 and December 31, 2023, the Company had $49 receivables due from these customers and $Nil in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the three months ended March 31 ,2024, and 2023, the Company had 3 key suppliers that represented approximately 66% and 3 key suppliers that represented approximately 70%, respectively of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplier 1	33%	41%
Supplier 2	18%	18%
Supplier 3	15%	11%
	66%	70%

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

Future Related Party Transactions

Our Corporate Governance and Nominating Committee of our Board of Directors are required to approve all related party transactions. All related party transactions will be made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties.

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K)  were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to the following transactions, there have been no sales of unregistered equity securities that we have not previously disclosed in filings with the U.S. Securities and Exchange Commission.

On April 30, 2024, in partial consideration for the exclusive license granted by MOA Life Plus Co., Ltd. (“MOA”), we issued a non-refundable license fee upon execution of the license agreement 950,000 shares of our common stock to MOA. The issuance of the shares was exempt from registration under Section 4(a)(2) of the of the Securities Act of 1933, as amended.

On May 3, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary Elevai Biosciences Inc, pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Section 4(a)(2) of the of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Arrangements of Section 16 Reporting Persons.

During the quarter ended March 31, 2024, no person who is required to file reports pursuant to Section 16(a) of the Securities and Exchange Act of 1934, as amended, with respect to holdings of, and transactions in, the Company’s common shares (i.e. directors and certain officers of the Company) maintained, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1(c) arrangement”, as those terms are defined in Section 229.408 of the regulations of the SEC.

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

Elevai Labs Inc.

Date: May 15, 2024	By:	/s/ Jordan R. Plews
	Name:	Jordan R. Plews
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)