Form 10-Q
period 2024-06-30
Elevai Labs Inc.
filed 2024-08-14
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41875

ELEVAI LABS INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1399981
(State of incorporation)	(I.R.S. Employer Identification No.)

Graydon Bensler

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

As of August 14, 2024, there were 20,192,114 shares of our common stock, par value $0.0001 per share, issued and outstanding.

Elevai Labs Inc.Quarterly Report on Form 10-Q

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of Elevai Labs Inc. (“we,” “us,” “our,” “Elevai” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates,” “estimates,” “projects,” “expects,” “contemplates,” “intends,” “believes,” “plans,” “may,” “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of research and development to develop new pipeline products; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; plans relating to our current products; and plans and intentions to regain compliance with the listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including, among other things, through the implementation of a reverse stock split.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	prices of other competitive products, costs associated with research and development of our products and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as any future outbreak of COVID-19 on the Company’s business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our information technology systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the medical aesthetics, cosmetics and biotechnology market;

●	future decisions by management in response to changing conditions;

ii

●	the Company’s ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	the Company’s ability to raise sufficient funds to carry out its proposed business plan;

●	inability to keep up with advances in medical aesthetics and biotechnology;

●	inability to design, develop, market and sell new medical aesthetics and biotech products that address additional market opportunities to generate revenue and positive cash flows;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	inability to succeed in establishing, maintaining and strengthening the Elevai brand;

●	our expectations regarding our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others;

●	disruption of supply or shortage of raw materials;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2023, filed with the SEC on March 29, 2024 (the “Form 10-K”).

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

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Financial Statements of

For the quarterly periods ended June 30, 2024, and 2023

(Unaudited - Expressed in United States Dollars)

Elevai Labs Inc.

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollar)

As of:	June 30, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$100,034	$3,326,851
Receivables, net	29,070	36,161
Prepaids and deposits	923,444	1,060,765
Inventory, net	978,548	495,667
Total Current Assets	2,031,096	4,919,444

Deposit	10,773	10,773
Property and equipment, net	55,751	53,119
Intangibles, net	2,845,066	-
Operating lease right-of-use asset	137,535	206,582
TOTAL ASSETS	$5,080,221	$5,189,918

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,181,441	$669,375
Customer deposits	24,314	36,693
Due to related parties	173,648	77,127
Current portion of consideration payable	348,403	-
Current portion of lease liability	140,063	145,000
Derivative liabilities	67,355	369,158
Total Current Liabilities	1,935,224	1,297,353

Consideration payable	505,361	-
Operating lease liability	-	65,489
TOTAL LIABILIITES	$2,440,585	$1,362,842

Commitments and Contingencies

EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized; 18,892,115 and 17,329,615 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	1,889	1,733
Additional paid-in capital	12,470,136	10,849,031
Accumulated other comprehensive income	1,242	202
Accumulated deficit	(9,833,631)	(7,023,890)
TOTAL EQUITY	2,639,636	3,827,076

TOTAL LIABILITIES AND EQUITY	$5,080,221	$5,189,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three & Six months ended June 30, 2024, and 2023

(Unaudited - Expressed in United States dollar)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023

Revenue	$605,529	316,530	1,220,092	459,350
Cost of sales	166,275	108,180	335,186	152,613
Gross profit	$439,254	208,350	884,906	306,737

Expenses
Depreciation and amortization	2,709	2,888	5,093	5,385
Marketing and promotion	721,489	114,051	1,114,527	216,727
Consulting fees	185,443	149,723	581,569	233,687
Office and administrative	663,956	529,950	1,542,564	964,009
Professional fees	158,143	168,933	338,065	306,730
Investor relations	6,377	37,452	104,622	75,720
Research and development	52,385	133,654	173,526	217,395
Foreign exchange (gain) loss	244	2,374	785	2,633
Travel and entertainment	57,121	122,655	116,229	184,170
Total Expenses	$1,847,867	1,261,680	3,976,980	2,206,456

Net loss before other income (expense)	$(1,408,613)	(1,053,330)	(3,092,074)	(1,899,719)

Other income (expense)
Change in fair value of derivative liabilities	26,864	(222,468)	301,803	(459,246)
Interest expense	(30,806)	(4,409)	(54,343)	(7,045)
Interest income	64	349	150	5,456
Other income	-	-	34,723	-
Net loss	$(1,412,491)	(1,279,858)	(2,809,741)	(2,360,554)

Other comprehensive income (loss)
Currency translation adjustment	(141)	262	1,040	375
Total comprehensive loss	$(1,412,632)	(1,279,596)	(2,808,701)	(2,360,179)

Basic and diluted loss per share	$(0.08)	(0.128)	(0.158)	(0.240)
Weighted average shares outstanding	18,298,572	9,976,725	17,814,093	9,838,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three & Six months ended June 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, April 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,880,975	988	4,714,674	(3,803,069)	224	913,388
Private placement	-	-	-	-	-	-	107,861	11	323,578	-	-	323,589
Share-based compensation	-	-	-	-	-	-	-	-	109,907	-	-	109,907
Net loss for the period	-	-	-	-	-	-	-	-	-	(1,279,858)	-	(1,279,858)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	262	262
Balance, June 30, 2023	213,730	21	3,635,252	364	1,861,799	186	9,988,836	999	5,148,159	(5,082,927)	486	67,288

Balance, April 1, 2024	-	-	-	-	-	-	17,329,615	1,733	10,904,370	(8,421,140)	1,383	2,486,346
Issued for acquisition of intangible assets	-	-	-	-	-	-	1,562,500	156	772,247	-	-	772,403
Obligation to issue stock for acquisition of intangible assets	-	-	-	-	-	-	-	-	838,374	-	-	838,374
Share-based compensation	-	-	-	-	-	-	-	-	(44,855)	-	-	(44,855)
Net loss for the period	-	-	-	-	-	-	-	-		(1,412,491)	-	(1,412,491)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(141)	(141)
Balance, June 30, 2024	-	-	-	-	-	-	18,892,115	1,889	12,470,136	(9,833,631)	1,242	2,639,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three & Six months ended June 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, January 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	357,861	36	1,073,553	-	-	1,073,589
Exercise of stock options	-	-	-	-	-	-	62,500	6	37,494	-	-	37,500
Share-based compensation	-	-	-	-	-	-	-	-	185,068	-	-	185,068
Net loss for the period	-	-	-	-	-	-	-	-	-	(2,360,554)	-	(2,360,554)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	375	375
Balance, June 30, 2023	213,730	21	3,635,252	364	1,861,799	186	9,988,836	999	5,148,159	(5,082,927)	486	67,288

Balance, January 1, 2024	-	-	-	-	-	-	17,329,615	1,733	10,849,031	(7,023,890)	202	3,827,076
Issued for acquisition of intangible assets							1,562,500	156	772,247	-	-	772,403
Obligation to issue stock for acquisition of intangible assets	-	-	-	-	-	-	-	-	838,374	-	-	838,374
Share-based compensation	-	-	-	-	-	-	-	-	10,484	-	-	10,484
Net loss for the period	-	-	-	-	-	-	-	-	-	(2,809,741)	-	(2,809,741)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	1,040	1,040
Balance, June 30, 2024	-	-	-	-	-	-	18,892,115	1,889	12,470,136	(9,833,631)	1,242	2,639,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Cash Flows

For the Six months ended June 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	June 30, 2024	June 30, 2023
Operating activities
Net loss	$(2,809,741)	$(2,360,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,960	5,825
Share-based compensation	10,484	185,068
Straight-line rent expense	(1,379)	(1,378)
Change in fair value of derivative liabilities	(301,803)	459,246
Non-cash interest expense	42,312	-
R&D costs for intangible assets	39,483	-

Changes in operating assets and liabilities:
Receivables	6,958	(21,480)
Prepaid expenses and deposits	137,295	(183,518)
Inventory	(482,881)	(247,718)
Accounts payable and accrued liabilities	210,111	375,053
Customer deposits	(12,379)	75,194
Due to related parties	50,306	60,000
Cash flows used in operating activities	$(3,104,757)	$(1,654,262)

Investing activities
Purchase of equipment	(9,160)	(11,191)
Purchase of intangible assets	(112,320)	-
Cash flows used in investing activities	$(121,480)	$(11,191)

Financing activities
Exercise of stock options	-	37,500
Proceeds from issuance of common stock and warrants	-	1,073,589
Cash flows provided by financing activities	$-	$1,111,089

Effect of exchange rate changes on cash	(580)	728

Decrease in cash	(3,226,817)	(553,636)
Cash, beginning of period	3,326,851	1,154,901
Cash, ending of period	$100,034	$601,265

Supplemental cash flow information:
Cash paid for interest	$11,104	$4,898
Cash paid for taxes	-	-
Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	$772,247	$-
Obligation to issue stock for acquisition of intangible assets	$838,374	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

1.	Organization and nature of operations

Elevai Labs Inc. (“Elevai”) was incorporated under the laws of the State of Delaware on June 9, 2020. Elevai and its 100% owned subsidiaries, Elevai Research Inc, Elevai Skincare Inc., and Elevai BioSciences Inc., are collectively referred to in these unaudited condensed consolidated financial statements as “the Company”.

The Company is a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. The Company’s principal activities are developing and manufacturing skincare products.

On April 29, 2024, Elevai Skincare Inc. (“Skincare”) and Elevai BioSciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. Elevai is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s existing business. While the purpose of BioSciences is to hold and develop the Company’s intellectual property. Effective May 1, 2024, Elevai transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common shares of Skincare.

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

As of June 30, 2024, and December 31, 2023, the Company had a net working capital of $95,872 and $3,622,091, respectively, and has an accumulated deficit of $9,833,631 and $7,023,890, respectively. Furthermore, for the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $2,809,741 and $2,360,554, respectively and used $3,104,757 and $1,654,262, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2023, and 2022. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the account of Elevai, and its 100% owned subsidiaries, Elevai Research, Skincare, and Bio Sciences. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

Intangible Asset

In accordance with ASC 350 “Intangibles—Goodwill and Other”, intangible assets are recorded at cost less accumulated amortization. They are depreciated using the straight-line method over their estimated useful lives, which reflect the period over which economic benefits are expected to be realized. In accordance with ASC 730 “Research and development costs”, an acquired in-process researched and development (“IPR&D”) intangible asset with an alternative future use is capitalized, in accordance with ASC 350 and amortized over its useful life. Although IPR&D assets are likely to be finite-lived, amortization does not begin until the research and development projects are completed. In accordance with the IPR&D asset purchase agreement, the Company is required to meet development milestones starting with the initiation of a pre-clinical IND-enabling study within 2 years of the acquisition date, and ending with obtaining marketing approval from the FDA within 9 years of the acquisition date. Management assesses impairment indicators at each reporting period end. The estimated useful lives of intangible assets are generally as follows:

License #1	10-year straight-line
License #2	IPR&D project not yet complete

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

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

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

4.	Receivables

As of June 30, 2024, receivables consisted of the following:

	June 30, 2024	December 31, 2023
Trade receivable	$20,709	$33,089
Sales taxes receivable	8,361	3,072
	$29,070	$36,161

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at June 30, 2024, and December 31, 2023, the Company recorded a provision for credit losses of $nil and $nil, respectively.

5.	Prepaids and Deposits

As of June 30, 2024, and December 31, 2023, prepaid and deposits consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid expenses	$888,129	$957,645
Deposits	46,088	113,893
	$934,217	$1,071,538

Prepaids and deposits - current	923,444	1,060,765
Deposits- non-current	10,773	10,773

As of June 30, 2024, and December 31, 2023, the security deposit on the Company’s long-term lease in the amount of $10,773 and $10,773, respectively, is classified as a non-current deposit on the balance sheet.

6.	Inventory

As of June 30, 2024, and December 31, 2023, inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$474,124	$279,514
Work in progress	290,080	147,906
Finished goods	214,344	68,247
	$978,548	$495,667

Cost of inventory recognized as expense in cost of sales for the six months ended June 30, 2024, and 2023, totaled $152,559 and $73,896, respectively. In addition, the cost of inventory relating to samples given out and expensed in marketing and promotion for the six months ended June 30, 2024, and 2023, totaled $92,907 and $64,718, respectively. As of June 30, 2024, and December 31, 2023, the Company recorded an allowance for inventory of $nil and $nil, respectively.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

7.	Property and Equipment

	Equipment	Furniture and Fixtures	Computers	Total
Cost
Balance, December 31, 2022	$50,516	$8,365	$2,759	$61,640
Additions	2,658	8,533	-	11,191
Disposal				-
Foreign currency translation			61	61
Balance, December 31, 2023	$53,174	$16,898	$2,820	$72,892
Additions	9,160	-	-	9,160
Foreign currency translation	-	-	(87)	(87)
Balance, June 30, 2024	$62,334	$16,898	$2,733	$81,965

Accumulated depreciation
Balance, December 31, 2022	$7,052	$548	$505	$8,105
Depreciation	8,680	2,414	555	11,649
Foreign currency translation			19	19
Balance, December 31, 2023	$15,732	$2,962	$1,079	$19,773
Depreciation	4,994	1,207	276	6,478
Foreign currency translation	-	-	(36)	(36)
Balance, June 30, 2024	$20,727	$4,169	$1,318	$26,214

Net book value
December 31, 2023	$37,442	$13,936	$1,741	$53,119
June 30, 2024	$41,607	$12,729	$1,415	$55,751

During the six months ended June 30, 2024, and 2023, the Company capitalized depreciation of $1,384 and $440, respectively as part of the production of inventory.

8.	Intangible assets

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells (“License #1”). The term of the license is 10 years and has a purchase price of $1,000,000. The payments structure for License #1 is as follows:

a)	$50,000 payable upon executing the license (paid)

b)	$350,000 payable on July 15, 2024 (Note 17)

c)	$600,000 payable on completion of technology transfer or two years from January 15, 2024, whichever comes first.

The cost of License #1 will be measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%.

On April 30, 2024, the Company entered into an exclusive license agreement with a pharmaceutical company granting the Company rights to develop, manufacture, and commercialize licensed products (“License #2”). The Company has classified License #2 as an IPR&D asset resulting in only the acquisition costs plus any transaction costs to be capitalized upon acquisition. The research and development project associated with License #2 is not yet complete and as a result the Company has not yet determined the useful life of the IPR&D asset.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

The Company paid consideration of $400,000 and 950,000 common shares with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $173,100 on the value of the common shares issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in common shares paid to a consultant who assisted in acquiring License #2. The common shares to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common shares issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model

The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The following assumptions were used in the Black-Scholes option pricing model:

Initial recognition
Risk-free interest rate	5.12-5.44%
Expected life	0.5-1 years
Expected dividend rate	0.00%
Expected volatility	100%

The consultant is to receive 2,450,000 shares in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License #2 as follows:

●	May 3, 2024: 612,500 Shares (issued)

●	August 1, 2024: 612,500 Shares (issued, Note 17)

●	November 1, 2024: 612,500 Shares

●	February 2, 2025: 612,500 Shares

The cost of License #2 IPR&D asset will be $2,023,097, which is the fair value of the consideration paid on initial recognition

	License #1	License #2 (IPR&D asset)	Total
Cost
Balance, December 31, 2023	$-	-	-
Additions	861,452	2,023,097	2,884,549
Balance, June 30, 2024	$861,452	2,023,097	2,884,549

Accumulated depreciation
Balance, December 31, 2023	$-	-	-
Additions	39,483	-	39,483
Balance, June 30, 2024	$39,483	-	39,483

Net Book value – June 30, 2024	$821,969	2,023,097	2,845,066

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

9.	Operating Lease

During 2022, the Company entered into a noncancelable operating lease that includes two property location, one which is being used as the Company’s office and the other as its lab for research and development and the production of inventory. The lease had a commencement date of June 1, 2022, and expires on May 31, 2025, after which the term will continue on a month-to-month basis.

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

The Company recognized a total lease cost related to its noncancelable operating lease of $79,481 and $63,259 for the six months ended June 30, 2024, and 2023, respectively. The lease cost has been allocated as follows based on the square footage of each property location.

	June 30, 2024	June 30, 2023
Office space, recorded in office and administration	$60,575	$44,353
Lab space, recorded in research and development	11,928	16,613
Lab space, capitalized to production of inventory	6,978	2,293
	$79,481	$63,259

As of June 30, 2024, and December 31, 2023, the Company recorded a security deposit of $10,773. (Note 5)

Future minimum lease payments under the Company’s operating lease that has an initial noncancelable lease term in excess of one year at March 31, 2024, are as follows:

As of March 31, 2024	Total
2024	80,861
2025	67,384
Thereafter	-
148,245
Less: Imputed interest	(8,182)
Operating lease liability	140,063

Operating lease lability – current	140,063
Operating lease lability – non-current	$-

On July 3rd, 2023, the Company amended the terms of the previously entered lease agreement on July 4, 2022, to acquire more space. Rent shall increase to $13,476.75 per month commencing July 1, 2023. The Company used a discount rate of 11.50% upon the remeasurement of the lease liability on July 1, 2023, compared to an original discount rate of 8% on lease commencement, as its incremental cost of borrowing due to the amendment. The remaining lease term as of June 30, 2024, is 0.92 years (December 31, 2023 – 1.42 years).

10.	Accounts Payable and Accrued Liabilities

As of June 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$1,140,634	$596,147
Accrued liabilities	40,807	73,228
	$1,181,441	$669,375

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

11.	Consideration payable

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells. The remaining amount of the payments to be made in accordance with the interest free payment schedule disclosed in Note 8 is $950,000.

The Company has accounted for a discount, using a market interest rate of 11.75%, on the consideration payable to reflect the imputed interest on future installments, totaling $138,548.

Consideration payable
Outstanding, December 31, 2023	$-
Additions	861,452
Payment	(50,000)
Accretion expense	42,312
Outstanding, June 30, 2024	$853,764

Consideration payable – current	348,403
Consideration payable – non-current	$505,361

12.	Derivative liabilities

On July 15, 2022, the Company issued 231,828 common stock purchase warrants with an exercise price of $2.01 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) and issued 75,000 warrants (the “IPO warrants”). The IPO warrants are exercisable into one common share of the Company at $4 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2022	$68,455
Addition of new derivatives during IPO	229,437
Change in fair value of derivative liabilities	71,266
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(301,803)
Outstanding, June 30, 2024	$67,355

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and as of June 30, 2024, and December 31, 2023. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

The following assumptions were used in the Black-Scholes option pricing model:

	June 30, 2024	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	4.33 - 4.52%	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life [1]	2.82 – 4.40 years	3.32 – 4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0%	0%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100%	100%

As of June 30, 2024, the following warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	April 27, 2027	2.01
80,388	April 27, 2027	2.01
12,563	April 27, 2027	2.01
75,000	November 21, 2028	4.00
306,828		2.49

As of June 30, 2024, and December 31, 2023, the weighted average life of derivative liability warrants outstanding was 3.21 and 3.71 years, respectively.

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

Common Stock

Authorized

As of June 30, 2024, and December 31, 2023, the Company had 300,000,000 common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of June 30, 2024, and December 31, 2023, the Company had 18,892,115 and 17,329,615 shares issued and outstanding, respectively.

Transactions during the six months ended June 30, 2024

On April 30, 2024, the Company issued 950,000 common shares on acquisition of License #2 and $492,945 was recognized in equity. A total of $95 was recognized in common stock and the remainder of $492,850 to additional paid in capital (Note 8). These shares are unregistered and restricted from trading as disclosed in Note 8.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

On May 3, 2024, the Company committed to issue 2,450,000 fully vested shares, of which 612,500 common shares have been issued, for the acquisition of License #2. A total of $1,117,832 was recognized in equity, of which $62 was recognized in common stock and the remainder of $1,117,771 to additional paid in capital (Note 8). These shares are unregistered and restricted from trading as disclosed in Note 8.

Transactions during the six months ended June 30, 2023

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

On May 15, 2023, the Company issued 10,000 common stock, of which $1 was recognized in common stock and the remaining $29,999 was recognized in additional paid-in capital

Preferred Stock

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

Issued and outstanding

As at June 30, 2024, and December 31, 2023, the Company had Nil preferred stock issued and outstanding.

Transactions during the six months ended June 30, 2024, and 2023

There were no preferred stock transactions during the six months ended June 30, 2024, and 2023.

Equity Warrants

Transactions during the six-month ended June 30, 2024.

There was no equity warrant activity during the six months ended June 30, 2024

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Transactions during the six-month ended June 30, 2023.

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

As of June 30, 2024, and December 31, 2023, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
250,000	August 28, 2026	3.00
99,998	March 12, 2027	3.00
349,998		3.00

As of June 30, 2024, and December 31, 2023, the weighted average life of equity warrants outstanding was 2.32 and 2.81 years, respectively.

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

Transactions during the six-month ended June 30, 2024

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

Transactions during the six-month ended June 30, 2023

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

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

From May 12, 2023, to June 30, 2023, the Company granted 222,500 stock options (includes 80,000 each to two of its newly appointed independent directors) with a contractual life of ten years and an exercise price of $5.00 per common stock. These stock options were valued at $584,787 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

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

The following assumptions were used in the Black-Scholes option pricing model:

	June 30, 2024	December 31, 2023
Risk-free interest rate	3.95% - 4.19%	3.39% -3.86%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the six months ended June 30, 2024, and December 31, 2023, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2022	1,366,167	1.08
Granted	234,000	5.00
Forfeited	(14,583)	0.60
Exercised	(62,500)	0.60
Outstanding, December 31, 2023	1,523,084	1.71
Granted	92,500	1.54
Forfeited	(266,605)	2.54
Exercised	-	-
Outstanding, June 30, 2024	1,348,979	1.53

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

As of June 30, 2024, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
812,510	718,932	February 8, 2031	0.60
35,417	35,417	February 27, 2031	0.60
25,833	23,542	April 25, 2032	0.60
16,000	8,000	June 1, 2032	1.34
52,708	52,708	July 1, 2032	1.34
45,833	45,833	August 8, 2032	1.34
16,000	7,000	September 30, 2032	1.34
80,000	35,000	September 30, 2032	5.00
10,000	4,167	October 15, 2032	1.34
5,000	1,979	November 1, 2032	5.00
7,500	7,500	December 12, 2032	5.00
10,000	3,333	February 1, 2033	5.00
50,000	13,542	April 16, 2033	5.00
80,000	23,333	May 5, 2033	5.00
10,000	2,500	June 27, 2033	5.00
678	678	July 10, 2033	5.00
1,500	-	July 1, 2033	5.00
5,000	-	January 17, 2034	5.00
5,000	-	February 12, 2034	5.00
80,000	-	March 5, 2034	1.00
1,348,979	983,464		1.00

As of June 30, 2024, and December 31, 2023, the weighted average life of stock options outstanding was 7.36 years and 7.84 years, respectively.

During the six months ended June 30, 2024, and 2023, the Company recorded $10,484 and $185,068, respectively, in share-based compensation expense, of which $7,875 and $2,609, and $178,735 and $6,333, respectively is included in office and administration and research and development, respectively.

14.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Chairman and former President, significant shareholder through BWL Investments Ltd. Resigned as President effective October 11, 2022.
●	Jordan Plews, Director, significant shareholder through JP Bio Consulting LLC
●	Graydon Bensler, CEO, CFO and Director
●	Yi Guo, Former Director, resigned effective September 29, 2022
●	Tim Sayed, Chief Medical Officer
●	Brenda Buechler, Former Chief Marketing Officer
●	Christoph Kraneiss, Former Chief Commercial Officer
●	Jeffrey Parry, Director (appointed June 1, 2023)
●	Julie Daley, Director (appointed June 1, 2023)
●	Crystal Muilenburg, Director (appointed June 1, 2023, resigned February 29, 2024)
●	George Kovalyov (appointed March 1, 2024)
●	GB Capital Ltd., controlled by Graydon Bensler
●	JP Bio Consulting LLC, significant shareholder and controlled by Jordan Plews
●	BWL Investments Ltd., significant shareholder and controlled by Braeden Lichti
●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Consulting fees	$80,000	40,288	160,833	91,538
Salaries	170,641	159,814	377,656	316,253
Share-based compensation	(54,859)	75,369	(32,583)	122,355
	$195,782	275,471	505,907	530,146

During the six months ended June 30, 2024, the Company incurred consulting fees of $100,833 (June 30, 2023 - $42,500) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred consulting fees of $60,000 (June 30, 2023 - $60,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Jordan Plews, Director, earned a Salary of $122,032 and $111,523 respectively during the six months ended June 30, 2024, and 2023 (includes employer taxes of $13,698 and $11,522, respectively).

Brenda Buechler, former Chief Marketing Officer, earned a Salary of $132,807 and $106,123, respectively during the six months ended June 30, 2024, and 2023 (includes employer taxes of $14,297 and $11,123 respectively).

Christoph Kraneiss, former Chief Commercial Officer, earned a Salary of $122,818 and $98,608, respectively during the six months ended June 30, 2024, and 2023 (includes employer taxes of $10,639 and $8,608, respectively).

During the six months ended June 30, 2024, and 2023, the company issued the following stock options to related parties:

On March 1, 2024, the Company granted 80,000 stock options to directors of the company with a contractual life of 10 years and exercise price of $1.00 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value granted to each related party in the current and prior periods, and the related expense recorded for the six months ended June 30, 2024, and 2023 is as follow:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Fair value of stock options granted
Braeden Lichti, Former Chairman and President[1]	$(5,355)	$3,927	$50,995
Graydon Bensler, CEO, CFO and Director	1,502	3,927	50,995
Jordan Plews, Director	1,502	3,927	50,995
Tim Sayed, Chief Medical Officer	1,502	3,927	50,995
Jeffrey Parry, Director	13,349	5,210	107,669
Crystal Muilenburg, Former Director[1]	(41,668)	11,199	210,245
Julie Daley, Director	53,643	13,428	210,245
George Kovalyov, Director	10,308	-	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	(36,918)	41,426	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	(30,449)	35,384	121,243
	$(32,583)	$122,355	$1,049,898

[1]	239,782 options of related parties were forfeited in the six months ended June 30, 2024

As of June 30, 2024, and December 31, 2023, the Company had $22,072 and $22,455, respectively due to companies controlled by Braeden Lichti, of which $22,072 and $22,455, respectively is unsecured, non-interest bearing and are due on demand. Additionally, the Company drew $50,000 on a line of credit provide by a company controlled by Braeden Lichti during the six months ended June 30, 2024. The line of credit incurs interest at a rate of 20% per annum on the outstanding principal.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

As of June 30, 2024, the Company had $56,127 (December 31, 2023 - $34,378) in consulting fees due to Graydon Bensler, CEO, CFO and Director, $45,143 (December 31, 2023 - $15,143) due to companies controlled by Braeden Lichti, and $Nil and $Nil (December 31, 2023 - $4,272 and $879) due to Jordan Plews, Director, and Christopher Kraneiss, former Chief Commercial Officer, respectively, for expenses incurred on behalf of the Company.

15.	Commitments and Contingencies

There were no commitments as of June 30, 2024, and December 31, 2023, or during the periods then ended.

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

16.	Concentrations

Customers

For the six months ended June 30, 2024, the Company recorded 10% of its revenue from its largest customer. The Company’s largest customer, representing $120,000 of revenue, relates to sales to a distributor during the period. During the six months ended June 30, 2023, the Company recorded 16% of its revenue from its largest customer. The Company’s largest customer, representing $73,548 of revenue, relates to a distributor agreement.

As of June 30, 2024 and December 31, 2023, the Company had $49 receivables due from these customers and $Nil in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the six months ended June 30, 2024, and 2023, the Company had 3 key suppliers that represented approximately 66% and 3 key suppliers that represented approximately 65%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplier 1	28%	33%
Supplier 2	26%	24%
Supplier 3	12%	8%
	66%	65%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

17.	Subsequent Events

Management has evaluated events subsequent to the year ended June 30, 2024, up to August 14, 2024, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

Securities Purchase Agreement and Notes

On July 31, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which the Company sold, in a private placement (the “Private Placement”), notes with an aggregate principal amount of $1,150,000 (the “Notes”), with an original issue discount of $150,000. As consideration for entering into the Securities Purchase Agreement, the Company issued a total of 1,299,999 shares of common stock of the Company (the “Shares”) to the Purchasers on August 2, 2024 (the “Closing Date”).

Pursuant to the Securities Purchase Agreement, the Company covenanted and agreed to prepare and file a registration statement in connection with a public offering (the “Registration Statement”) within fifteen (15) days of the Closing Date. The Company agreed to include a resale prospectus in such Registration Statement providing for the resale by the Purchasers of the Shares, cause the Registration Statement to become effective within sixty (60) days following the initial filing of the Registration Statement and keep the Registration Statement effective at all times until no Purchaser owns any Shares.

In addition, from the Closing Date until twelve (12) months after the Closing Date, upon any issuance by the Company of common stock or common stock equivalents for cash consideration (“Subsequent Financing”) other than in connection with a Regulation A+ offering under the Securities Act of 1933, as amended, each Purchaser shall have the right to participate in up to an amount of such Subsequent Financing equal to twenty percent (20%) of the Subsequent Financing on the same terms, conditions and price provided in the Subsequent Financing.

In connection with transactions contemplated by the Securities Purchase Agreement, the Company, including its subsidiaries, entered into a guarantee agreement, in which the Company agreed to guarantee the payment of all obligations under the Notes.

The Company issued the Notes dated as of July 31, 2024 to the Purchasers on the Closing Date. The Notes will mature 90 days from July 31, 2024 and do not bear interest unless an event of default occurs, which interest rate will be 14% during the period the event of default is occurring. In addition, if an event of default occurs, the Purchasers have the option to require the Company to redeem all or any portion of the Notes. While the Notes are outstanding, the Company agreed to, among other things, neither declare or pay any cash dividend or distribution on any equity interest of the Company nor incur or guarantee to exist certain types of indebtedness nor enter into any transaction or series of related transactions with any affiliate except in connection with a reorganization or in the ordinary course of business. The Company may repay all and in part of the Note Amount by paying 100% of the Note Amount then being prepaid.

Consideration Payable

On July 9, 2024, the Company amended the payments terms of the consideration payable for License #1 with regards to the $350,000 payment. The payment is now due on March 15, 2025 (Note 8).

Issuance of common shares

On August 1, 2024, the Company issued 612,500 shares to a consultant in relation to the acquisition of the License #2 IPR&D asset (Note 8).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 29, 2024.

Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organization and Overview of Operations

Elevai Labs Inc. manages and operates a diverse portfolio of three wholly owned subsidiaries across the medical aesthetics and biopharmaceutical sectors:

●	Elevai Skincare Inc. specializes in developing and commercializing innovative skincare products, catering to both business to business (“B2B”) and business to consumer (“B2C”) markets in the US and internationally.

●	Elevai Biosciences Inc. is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	Elevai Research Inc., based in Canada, is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

Elevai Labs Inc. is committed to expanding its portfolio by seeking to acquire operating companies and biotech assets that have high market potential while also exploring strategic spin-off opportunities to support our growth and advance our cutting-edge initiatives.

Recent Developments

●	On June 21, 2024, Jordan Plews resigned as Chief Executive Officer and President of the Company effective as of June 21, 2024, and the Board appointed Graydon Bensler as Chief Executive Officer and Braeden Lichti as Chairman of the Board.

●	On June 20, 2024, we notified Brenda Buechler, our former Chief Marketing Officer, and Christoph Kraneiss, our former Chief Commercial Officer, that each of them was involuntarily terminated without “cause” or laid off from employment as part of a wider job elimination/restructuring or reduction in force of the Company in order to streamline the Company’s operations and organizational structure.

●	On June 19, 2024, we entered into an unsecured revolving line of credit agreement (the “Revolving Credit Agreement”) with NorthStrive Fund II LLP. The Revolving Credit Agreement provides for a $200,000 unsecured line of credit to the Company (the “Revolving Credit Facility”) with a maturity date of June 19, 2025 (the “Maturity Date”), and interest calculated at the rate of twenty percent (20.0%) per annum on the outstanding principal balance through the Maturity Date. The Company may prepay any outstanding balance of the Revolving Credit Facility at any time provided that all such interest is simultaneously satisfied in full.

●	On May 21, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”), notifying that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In addition, as of May 21, 2024, we do not currently meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. Under Nasdaq rules, we have 45 calendar days from May 21, 2024 to submit a plan or regain compliance. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for us to regain compliance. We submitted a plan on July 9, 2024, and as of June 30, 2024 are above the stockholder’s equity requirement of $2,500,000.

●	On May 3, 2024, the Company entered into a one-year consulting agreement (the “Santorio Agreement”) with Santorio Biomedical, LLC (“Santorio”) for the services of Mr. Deniel Mero, Director of Santorio Biomedical, LLC, whereby Santorio agreed to cause Mr. Mero to perform his services as outlined in Exhibit A to the Santorio Agreement and the Company agreed to compensate Santorio on behalf of Mr. Mero by the Company in connection with his performance of such services. Santorio agreed to cause Mr. Mero, as an independently contracted consultant to primarily provide services to the Company’s wholly owned subsidiary Elevai Biosciences Inc., which include but are not limited to, (i) discover, assess, and introduce biotechnology opportunities to the Company; (ii) advise the Board regarding certain strategic matters, including development of biotechnology pipeline assets, recruiting a contract (or clinical) research organization (CRO), assisting in efforts to recruit potential directors and team members to build the biotechnology subsidiary and forming a scientific advisory board; and (iii) to perform services for subsidiaries of the Company as may be necessary.

●	On April 30, 2024, we entered into a license agreement with MOA Life Plus Co., Ltd., a South Korean corporation (“MOA”). Under the MOA License Agreement, MOA has granted us an exclusive license to commercialize under certain of MOA’s patent rights concerning two licensed products including (i) a clinical stage engineered probiotic expressing myostatin and, (ii) preclinical engineered probiotic expressing dual myostatin & activin-A antigens (the “Licensed Products”) in exchange for a $400,000 license fee and the issuance of 950,000 shares of our common stock. In order to enforce intellectual property rights associated with licensed products by grant of the exclusive license, we are obligated to file, prosecute and maintain intellectual property rights associated with the Licensed Products, and any improvements thereto.

Outlook

Management’s Plans

Over the next twelve months we intend to focus on:

●	Growing our revenue using our existing infrastructure to accelerate the development and commercialization of our existing and new products;

●	Utilizing clinical validation studies to show the effectiveness of our products;

●	R&D to create new product formulations and bring them to market;

●	Clinical development to advance Elevai Biosceinces’ clinical assets into IND;

●	Pursue additional acquisitions of operating companies and/or biotechnology assets; and

●	Consider and potentially pursue spin-offs of one of our wholly owned subsidiaries, creating a new publicly traded company.

Results of Operations

Comparison of the six months ended June 30, 2024.

The following table provides certain selected financial information for the periods presented:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change
Revenue	$1,220,092	$459,350	$760,742
Cost of revenue	$335,186	$152,613	$182,573
Gross profit	$884,906	$306,737	$578,169
Gross profit percentage	73%	$67%	6%
Depreciation and Amortization	$5,093	$5,385	$(292)
Marketing and Promotion	$1,114,527	$216,727	$897,800
Consulting Fees	$581,569	$233,687	$347,882
Office and Administration	$1,542,564	$964,009	$578,555
Professional Fees	$338,065	$306,730	$31,335
Investor Relations	$104,622	$75,720	$28,902
Research and Development	$173,526	$217,395	$(43,869)
Foreign exchange (gain) loss	$785	$2,633	$(1,848)
Travel and entertainment	$116,229	$184,170	$(67,941)
Total operating expenses	$3,976,980	$2,206,456	$1,770,524
Loss from operations	$(3,092,074)	$(1,899,719)	$(1,192,355)
Other income (expense)[1]	$282,333	$(460,835)	$743,168
Net loss	$(2,809,741)	$(2,360,554)	$(449,187)
Total Comprehensive Loss	$(2,808,701)	$(2,360,179)	$(448,522)
Basic and dilutive loss per common share	$(0.158)	$(0.240)	$0.082
Weighted average number of shares outstanding – basic and diluted	17,814,093	9,838,599	7,975,494

[1]	Other expenses relate to interest income, interest expense, loss on sale of equipment, insurance settlement and fair value gain/loss on derivative liability.

Revenue

Revenue for the six months ended June 30, 2024, was $1,220,092 as compared to $459,350 for the six months June 30, 2023, an increase of $760,742.

Our revenue by product category is as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Enfinity	$762,725	$257,053
Empower	457,367	202,297
Total Revenue	$1,220,092	$459,350

During the six months ended June 30, 2024, and 2023, the Company sold 5,984 and 2,081 bottles of Enfinity, respectively, an increase of 3,903 bottles or 188%. In addition, the Company sold 944 (eight packs) of Empower tubes in 2024, compared to 486 (eight packs) of Empower tubes during 2023, and an increase of 458 (eight packs) or 94%. The increase in sales volumes is primarily due to enhanced market acceptance, continued growth in the number of U.S. accounts, onboarding of international distributors, and repeat business from current customers and distributors.

Cost of Revenue

Cost of Revenue for the six months ended June 30, 2024, was $335,186 as compared to $152,613 for the six months ended June 30, 2023.

Our cost of revenue by product category is as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Enfinity	$218,627	$98,383
Empower	116,559	54,230
Total Cost of Revenue	$335,186	$152,613

The increase in cost of revenue is directly attributed to the increase in sales during the six months ended June 30, 2024, compared to 2023. The following is a breakdown of the components of cost of revenue:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cost of inventory	$158,940	$73,896
Sales commission	99,202	47,417
Shipping cost	76,667	28,378
Inventory write down and wastage	377	2,922
Total Cost of Revenue	$335,186	$152,613

Gross Profit

Gross profit for the six months ended June 30, 2024, was $884,906, as compared to $306,737 for the six months ended June 30, 2023, an increase of $578,169. This represents an overall gross margin percentage of 73% for six months ended June 30, 2024, compared to 67% in 2023. The overall increase in gross margin percentage is primarily due to the Company selling Enfinity at a higher gross margin due to less commissions paid to salespersons compared to overall sales. Additionally, the cost to produce each unit of Enfinity decreased as the company saw gross margin improvements due to operational efficiencies gained and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Enfinity	71%	62%
Empower	75%	73%
White label distributor		-
Overall Gross Profit Percentage	73%	67%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024, were $173,526 compared to $217,395 for the six months ended June 30, 2023, a decrease of $43,869. Research and Development related to the Company’s Enfinity, Empower and development of new products for the Company. The decrease in R&D is mainly driven by the company performing more tests on new products to improve formulation efficiency in the six months ended June 30, 2023. During both the six months ended June 30, 2024 and 2023, the Company’s lab staff worked on increasing efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the six months ended June 30, 2024, were $1,114,527 compared to $216,727 for the six months ended June 30, 2023, an increase of $897,800. During the six months ended June 30, 2024, the Company increased its marketing and promotion efforts to drive sales and support the Company’s existing customers, which included giving out product samples with a cost of $92,907 (six months ended June 30, 2023 - $64,718), and attending and sponsoring industry conferences.

Office and Administrative Expenses

Office and administrative expenses for the six months ended June 30, 2024, were $1,542,564, compared to $964,009 for the six months ended June 30, 2023, an increase of $578,555. The increase is mainly the result of salaries and wages of $1,044,465 and office rent of $69,665 incurred during the six months ended June 30, 2024, compared to $608,150 and $54,138 in the six months ended June 30, 2023, a combined increase of $415,842. Additionally, the increase is a result on insurance costs of $234,801 during the six months ended June 30, 2024, compared to $23,646 in the six months ended June 30, 2023. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations in July 2023. The Company also was required to purchase director and officer insurance in the current period as the Company was now publicly traded. During the six months ended June 30, 2024, office and administrative expenses also include share-based compensation of $7,875, compared to $178,736 in the six ended June 30, 2023. The decrease is due to a director resigning on February 29, 2024, the termination of the Chief Marketing Officer and the Chief Commercial Officer and the termination of three other employees in June 2024. This resulted in the forfeiture of 266,605 options, as well as resulting in the reversal of the share-based compensation.

Consulting Fees

Consulting fees for the six months ended June 30, 2024, were $581,569, compared to $233,687 for the six months ended June 30, 2023, an increase of $347,882. During the six months ended June 30, 2024, and 2023, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and the Chief Financial Officer) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the six months ended June 30, 2024, was $338,065, compared to $306,730 for the six months ended June 30, 2023, an increase of $31,335. Professional fees comprise of legal, audit and accounting services. The increase during the six months ended June 30, 2024, is primarily due to an increase in audit, legal and accounting services as the company is now listed on the Nasdaq exchange.

Travel and Entertainment

Travel and entertainment for the six months ended June 30, 2024, was $116,229, compared to $184,170 for the six months ended June 30, 2023, a decrease of $67,941. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The decrease relates to less conferences and trade shows visited by staff of the Company in the six months ended June 30, 2024.

Investor Relations

Investor relations for the six months ended June 30, 2024, was $104,622, compared to $75,720 for the six months ended June 30, 2024. The increase in investor relations spending is consistent with the Company’s growth strategy, which includes promotion to current and potential investors as the company is listed on the Nasdaq exchange.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Change
Revenue	$605,529	$316,530	$288,999
Cost of revenue	$166,275	$108,180	$58,095
Gross profit	$439,254	$208,350	$230,904
Gross profit percentage	73%	$66%	7%
Depreciation and Amortization	$2,709	$2,888	$(179)
Marketing and Promotion	$721,489	$114,051	$607,438
Consulting Fees	$185,443	$149,723	$35,720
Office and Administration	$663,956	$529,950	$134,006
Professional Fees	$158,143	$168,933	$(10,790)
Investor Relations	$6,377	$37,452	$(31,075)
Research and Development	$52,385	$133,654	$(81,269)
Foreign exchange (gain) loss	$244	$2,374	$(2,130)
Travel and entertainment	$57,121	$122,655	$(65,534)
Total operating expenses	$1,847,867	$1,261,680	$586,187
Loss from operations	$(1,408,613)	$(1,053,330)	$(355,283)
Other income (expense)[1]	$(3,878)	$(226,528)	$222,650
Net loss	$(1,412,491)	$(1,279,858)	$(132,633)
Total Comprehensive Loss	$(1,412,632)	$(1,279,596)	$(133,036)
Basic and dilutive loss per common share	$(0.077)	$(0.128)	$0.051
Weighted average number of shares outstanding – basic and diluted	18,298,572	9,976,725	8,321,847

[1]	Other expenses relate to interest income, interest expense, loss on sale of equipment, insurance settlement and fair value gain/loss on derivative liability.

Revenue

Revenue for the three months ended June 30, 2024, was $605,529 as compared to $316,530 for the three months June 30, 2023, an increase of $288,999.

Our revenue by product category is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Enfinity	$404,149	$191,765
Empower	201,380	124,765
Total Revenue	$605,529	$316,530

During the three months ended June 30, 2023, and 2022, the Company sold 3,030 and 1,607 bottles of Enfinity, respectively, an increase of 2,556 bottles or 539%. In addition, the Company sold 378 (eight packs) of Empower tubes in 2024, compared to 310 (eight packs) of Empower tubes during 2023, and an increase of 68 (eight packs) or 22%. The increase in sales volumes is primarily due to enhanced market acceptance, continued growth in the number of US accounts, onboarding of international distributors, and repeat business from current customers and distributors.

Cost of Revenue

Cost of Revenue for the three months ended June 30, 2024, was $166,275 as compared to $108,180 for the three months ended June 30, 2023.

Our cost of revenue by product category is as follows:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Enfinity	$112,065	$72,683
Empower	54,210	35,497
Total Cost of Revenue	$166,275	$108,180

The increase in cost of revenue is directly attributed to the increase in sales during the three months ended June 30, 2024, compared to 2023. The following is a breakdown of the components of cost of revenue:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Cost of inventory	$78,033	$54,146
Sales commission	51,452	30,532
Shipping cost	36,413	20,580
Inventory write down	-	(697)
Abnormal Wastage	377	3,619
Total Cost of Revenue	$166,275	$108,180

Gross Profit

Gross profit for the three months ended June 30, 2024, was $439,254 as compared to $208,350 for the three months ended June 30, 2023, an increase of $230,904. This represents an overall gross margin percentage of 73% for three months ended June 30, 2024, compared to 66% in 2023. The overall increase in gross margin percentage is primarily due to the Company selling Enfinity at a higher gross margin due to less commissions paid to salespersons compared to overall sales. Additionally, the cost to produce each unit of Enfinity decreased as the company saw gross margin improvements due to operational efficiencies gained and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Enfinity	70%	62%
Empower	76%	71%
Overall Gross Profit Percentage	73%	66%

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024, were $52,385 compared to $133,654 for the three months ended June 30, 2023, a decrease of $81,269. Research and Development related to the Company’s Enfinity, Empower and development of new products for the Company. The decrease in R&D is mainly driven by the company performing more tests on new products to improve formulation efficiency in the three months ended June 30, 2023. During both the three months ended June 30, 2024, and 2023, the Company’s lab staff worked on increasing the efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the three months ended June 30, 2024, were $721,489 compared to $114,051 for the three months ended June 30, 2023, an increase of $607,428. During the three months ended June 30, 2024, the Company increased its marketing and promotion efforts to drive sales and support the Company’s existing customers, which included giving out product samples with a cost of $43,918 (three months ended June 30, 2023 - $43,650), and attending and sponsoring industry conferences.

Office and Administrative Expenses

Office and administrative expenses for the three months ended June 30, 2024, were $663,956, compared to $529,950 for the three months ended June 30, 2023, an increase of $134,006. The increase is mainly the result of salaries and wages of $487,693 and office rent of $35,472 incurred during the three months ended June 30, 2024, compared to $272,620 and $28,862 in the three months ended June 30, 2023, a combined increase of $221,683. Additionally, the increase is a result on insurance costs of $117,401 during the three months ended June 30, 2024, compared to $19,251 in the three months ended June 30, 2023. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations in July 2023. The company also was required to purchase director and officer insurance in the current period as the Company was now publicly traded. During the three months ended June 30, 2024, office and administrative expenses also include share-based compensation of $(46,054), compared to $106,834 in the three ended June 30, 2023. The decrease is due to a director resigning on February 29, 2024, the termination of chief marketing officer and chief commercial officer and the termination of three other employees in June 2024. This resulted in the forfeiture of 208,272 options, as well as resulting in the reversal of the share-based compensation.

Consulting Fees

Consulting fees for the three months ended June 30, 2024, were $185,443, compared to $149,723 for the three months ended June 30, 2023, an increase of $35,720. During the three months ended June 30, 2024, and 2023, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and Chief Financial Officer) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the three months ended June 30, 2024, was $158,143, compared to $168,933 for the three months ended June 30, 2023, a decrease of $10,790. Professional fees comprise of legal, audit and accounting services. The decrease is primarily due to the company required increased accounting, legal and audit services in preparation of the Company’s initial public offering in the 2023 period.

Travel and Entertainment

Travel and entertainment for the three months ended June 30, 2024, was $ 57,121, compared to $122,655 for the three months ended June 30, 2023, a decrease of $65,534. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The decrease relates to less conferences and trade shows visited by staff of the Company in the three months ended June 30, 2024.

Investor Relations

Investor relations for the three months ended June 30, 2024, was $6,377, compared to $37,452 for the three months ended June 30, 2023. The decrease is due to vendor credits being applied to the Company’s past invoices.

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

As of June 30, 2024, and December 31, 2023, the Company had a net working capital of $95,872 and $3,622,091, respectively, and has an accumulated deficit of $9,833,631 and $7,023,890, respectively. Furthermore, for the six months ended June 30, 2024, and 2023, the Company incurred a net loss of $2,809,741 and $2,360,554, respectively and used $3,104,757 and $1,654,262, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure, research and development and inventory production. We fund our liquidity requirements primarily through cash on hand, cash flows from operations and the issuance of common and preferred stock. As of June 30, 2024, we had cash of $100,034, with $3,326,851 as of December 31, 2023.

The following table provides selected financial data as of June 30, 2024, and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023	Change
Current assets	$2,031,096	$4,919,444	$(2,888,348)
Current liabilities	$1,935,224	$1,297,353	$637,871
Working capital	$95,872	$3,622,091	$(3,526,219)

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Change
Cash used in operating activities	$(3,104,757)	$(1,654,262)	$(1,450,495)
Cash used in investing activities	$(121,480)	$(11,191)	$(110,289)
Cash provided by financing activities	$-	$1,111,089	$1,111,089

Cash Flow from Operating Activities

For the six months ended June 30, 2024, net cash flows used in operating activities was $3,104,757 compared to $1,654,262 used during the six months ended June 30, 2024, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2024, and 2023, we used $121,480 and $11,191, respectively, in investing activities primarily related to the purchase of equipment for our lab space to be used on the production of inventory and research and development. In the six months ended June 30, 2024, the Company paid $112,320 for an intangible asset relating to the purchase of a license to produce stem cells.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we had cash flow provided by financing activities of $nil compared to cash flow provided by financing activities of $1,111,089 in the six months ended June 30, 2023. During the six months ended June 30, 2023, the Company raised $1,073,589 through the issuance of common stock and common stock purchase warrants, and another $37,500 upon the exercise of stock options in exchange for common stock.

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the six months ended June 30, 2024, and 2023.

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

During the six months ended June 30, 2024, and 2023, the Company recorded $10,484 and $185,068, respectively, in share-based compensation expense, of which $7,875 and $2,609, and $178,735 and $6,333, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2024, and year ended December 31, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Concentrations

Customers

For the six months ended June 30, 2024, the Company recorded 10% of its revenue from its largest customer. The Company’s largest customer, representing $120,000 of revenue, relates to sales to a distributor during the period. During the six months ended June 30, 2023, the Company recorded 16% of its revenue from its largest customer. The Company’s largest customer, representing $73,548 of revenue, relates to a distributor agreement.

As of June 30, 2024 and December 31, 2023, the Company had $49 receivables due from these customers and $nil in customer deposits were received from its largest customer.

The Company expects its dependence on these major customers to decrease over time as it enters into additional distributor agreements and builds out its sales team.

Suppliers

During the six months ended June 30, 2024, and 2023, the Company had 3 key suppliers that represented approximately 66% and 3 key suppliers that represented approximately 65%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred (Suppliers are shown from largest to smallest and does not necessarily represent the same suppliers period over period):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2024
Supplier 1	28%	33%
Supplier 2	26%	24%
Supplier 3	12%	8%
	66%	65%

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

On April 30, 2024, in partial consideration for the exclusive license granted by MOA Life Plus Co., Ltd. (“MOA”), we issued a non-refundable license fee upon execution of the license agreement 950,000 shares of our common stock to MOA. The issuance of the shares was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On May 3, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary Elevai Biosciences Inc, pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2024, Hatem Abou-Sayed MD informed us of his decision to resign as a member of our Board of Directors and as Chief Medical Officer effective as of August 1, 2024. His resignation is not the result of any disagreement with us on any matter relating to its operation, policies (including accounting of financial policies) or practices.

On August 1, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary Elevai Biosciences Inc, pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

On July 31, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain investors (the “Purchasers”) pursuant to which we sold, in a private placement, notes with an aggregate principal amount of $1,150,000 (the “Notes”), with an original issue discount of $150,000. As consideration for entering into the Securities Purchase Agreement, we issued a total of 1,299,999 shares of common stock of the Company (the “Shares”) to the Purchasers on August 2, 2024 (the “Closing Date”). We issued the Notes dated as of July 31, 2024 to the Purchasers on the Closing Date. The Notes will mature 90 days from July 31, 2024 and do not bear interest unless an event of default occurs, which interest rate will be 14% during the period the event of default is occurring. In addition, if an event of default occurs, the Purchasers have the option to require the Company to redeem all or any portion of the Notes.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description
10.1†	License Agreement, dated April 30, 2024, by and between the Company and MOA Life Plus Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 2, 2024).
10.2	Consulting Agreement with Santorio Biomedical, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 9, 2024).
10.3	Form of Unsecured Revolving Line of Credit Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 20, 2024).
10.4+	Amended and Restated Consulting Agreement, by and between the Company and GB Capital Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.5+	Amended and Restated Consulting Agreement, by and between the Company and NorthStrive Companies Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.6+	Chairman Appointment Letter to Mr. Braeden Lichti (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.7	Termination Agreement by and between the Company and Mr. Lichti (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elevai Labs Inc.

Date: August 14, 2024	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)