Form 10-Q
period 2024-09-30
Elevai Labs Inc.
filed 2024-11-14
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2024, there were 517,661,269 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

For the quarterly periods ended September 30, 2024, and 2023

(Unaudited - Expressed in United States Dollars)

Elevai Labs Inc.

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollar)

As of:	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$6,425,670	$3,326,851
Receivables, net	27,887	36,161
Prepaids and deposits	787,848	1,060,765
Inventory, net	986,421	495,667
Total Current Assets	8,227,826	4,919,444

Deposit	-	10,773
Property and equipment, net	52,528	53,119
Intangibles, net	2,823,530	-
Operating lease right-of-use asset	101,471	206,582
TOTAL ASSETS	$11,205,355	$5,189,918
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,216,191	$669,375
Customer deposits	39,583	36,693
Due to related parties	419,457	77,127
Current portion of consideration payable	350,000	-
Current portion of lease liability	103,309	145,000
Derivative liabilities	1,882	369,158
Total Current Liabilities	2,130,422	1,297,353

Consideration payable	519,711	-
Operating lease liability	-	65,489
TOTAL LIABILIITES	$2,650,133	$1,362,842

Commitments and Contingencies

EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized; 49,376,039 and 17,329,615 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	4,938	1,733
Additional paid-in capital	19,884,944	10,849,031
Accumulated other comprehensive income	228	202
Accumulated deficit	(11,334,888)	(7,023,890)
TOTAL EQUITY	8,555,222	3,827,076
TOTAL LIABILITIES AND EQUITY	$11,205,355	$5,189,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three & Nine months ended September 30, 2024, and 2023

(Unaudited - Expressed in United States dollar)

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Revenue	$527,478	554,654	1,747,570	1,014,004
Cost of sales	133,577	188,509	468,763	341,122
Gross profit	$393,901	366,145	1,278,807	672,882

Expenses
Depreciation and amortization	2,686	2,439	7,779	7,824
Marketing and promotion	94,514	99,709	1,209,041	316,436
Consulting fees	235,461	82,781	817,030	316,468
Office and administrative	553,808	664,922	2,096,372	1,628,931
Professional fees	249,889	143,654	587,954	450,384
Investor relations	36,862	9,100	141,484	84,820
Research and development	95,260	86,374	268,786	303,769
Foreign exchange (gain) loss	875	(3,113)	1,660	(480)
Travel and entertainment	44,383	65,830	160,612	250,000
Total Expenses	$1,313,738	1,151,696	5,290,718	3,358,152

Net loss before other income (expense)	$(919,837)	(785,551)	(4,011,911)	(2,685,270)

Other income (expense)
Change in fair value of derivative liabilities	65,474	8,192	367,277	(451,054)
Interest expense	(648,332)	(5,713)	(702,675)	(12,758)
Interest income	95	25	245	5,481
Other income	1,343	-	36,066	-
Net loss	$(1,501,257)	(783,047)	(4,310,998)	(3,143,601)

Other comprehensive income (loss)
Currency translation adjustment	(1,014)	387	26	762
Total comprehensive loss	$(1,502,271)	(782,660)	(4,310,972)	(3,142,839)

Basic and diluted loss per share	$(0.068)	(0.078)	(0.226)	(0.318)
Weighted average shares outstanding	22,159,118	10,023,002	19,105,176	9,900,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three & Nine months ended September 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, July 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,988,836	999	5,148,159	(5,082,927)	486	67,288
Private placement	-	-	-	-	-	-	129,998	13	389,984	-	-	389,997
Share-based compensation	-	-	-	-	-	-	-	-	161,480	-	-	161,480
Net loss for the period	-	-	-	-	-	-	-	-	-	(783,047)	-	(783,047)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	387	387
Balance, September 30, 2023	213,730	21	3,635,252	364	1,861,799	186	10,118,834	1,012	5,699,623	(5,865,974)	873	(163,895)

Balance, July 1, 2024	-	-	-	-	-	-	18,892,115	1,889	12,470,136	(9,833,631)	1,242	2,639,636
Issued and issuable for acquisition of intangible assets	-	-	-	-	-	-	612,500	62	(62)	-	-	-
Issued pursuant to public offering	-	-	-	-	-	-	28,571,425	2,857	7,042,143	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	-	-	-	-	-	-	1,299,999	130	325,689	-	-	325,819
Share-based compensation	-	-	-	-	-	-	-	-	47,038	-	-	47,038
Net loss for the period	-	-	-	-	-	-	-	-		(1,501,257)	-	(1,501,257)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(1,014)	(1,014)
Balance, September 30, 2024	-	-	-	-	-	-	49,376,039	4,938	19,884,944	(11,334,888)	228	8,555,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three & Nine months ended September 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	Comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, January 1, 2023	213,730	21	3,635,252	364	1,861,799	186	9,568,475	957	3,852,044	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	487,859	49	1,463,537	-	-	1,463,586
Exercise of stock options	-	-	-	-	-	-	62,500	6	37,494	-	-	37,500
Share-based compensation	-	-	-	-	-	-	-	-	346,548	-	-	346,548
Net loss for the period	-	-	-	-	-	-	-	-	-	(3,143,601)	-	(3,143,601)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	762	762
Balance, September 30, 2023	213,730	21	3,635,252	364	1,861,799	186	10,118,834	1,012	5,699,623	(5,865,974)	873	(163,895)

Balance, January 1, 2024	-	-	-	-	-	-	17,329,615	1,733	10,849,031	(7,023,890)	202	3,827,076
Issued and issuable for acquisition of intangible assets	-	-	-	-	-	-	2,175,000	218	1,610,560	-	-	1,610,778
Issued pursuant to public offering	-	-	-	-	-	-	28,571,425	2,857	7,042,143	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	-	-	-	-	-	-	1,299,999	130	325,689	-	-	325,819
Share-based compensation	-	-	-	-	-	-	-	-	57,521	-	-	57,521
Net loss for the period	-	-	-	-	-	-	-	-	-	(4,310,998)	-	(4,310,998)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	26	26
Balance, September 30, 2024	-	-	-	-	-	-	49,376,039	4,938	19,884,944	(11,334,888)	228	8,555,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2024, and 2023

(Unaudited - Expressed in United States dollars)

	September 30, 2024	September 30, 2023
Operating activities
Net loss	$(4,310,998)	$(3,143,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,715	8,737
Share-based compensation	57,521	346,548
Straight-line rent expense	(2,069)	(2,068)
Change in fair value of derivative liabilities	(367,277)	451,054
Non-cash interest expense on notes payable and consideration payable	671,578	-
R&D costs for intangible assets	61,019	-

Changes in operating assets and liabilities:
Receivables	8,266	4,507
Prepaid expenses and deposits	283,722	(138,636)
Inventory	(490,754)	(269,164)
Accounts payable and accrued liabilities	383,119	449,281
Customer deposits	2,890	44,681
Due to related parties	206,833	80,000
Cash flows used in operating activities	$(3,486,435)	$(2,168,661)

Investing activities
Purchase of equipment	(9,160)	(11,191)
Purchase of intangible assets	(162,320)	-
Cash flows used in investing activities	$(171,480)	$(11,191)

Financing activities
Net proceeds from issuance of common stock and warrants	6,993,059	1,463,586
Net proceeds from issuance of Notes	914,442	-
Repayment of Notes	(1,150,000)	-
Exercise of stock options	-	37,500

Cash flows provided by financing activities	$6,757,501	$1,501,086

Effect of exchange rate changes on cash	(767)	720

Increase (decrease) in cash	3,098,819	(678,046)
Cash, beginning of period	3,326,851	1,154,901
Cash, ending of period	$6,425,670	$476,855

Supplemental cash flow information:
Cash paid for interest	$23,248	$4,898
Cash paid for taxes	-	-
Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	$1,610,778	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

1.	Organization and nature of operations

Elevai Labs Inc. (“Elevai”) was incorporated under the laws of the State of Delaware on June 9, 2020. Elevai and its 100% owned subsidiaries, Elevai Research Inc., Elevai Skincare Inc., and Elevai Biosciences, Inc., are collectively referred to in these unaudited condensed consolidated financial statements as “the Company.”

The Company is a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. The Company’s principal activities are developing and manufacturing skincare products.

On April 29, 2024, Elevai Skincare Inc. ("Skincare”) and Elevai Biosciences, Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. Elevai is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s existing business, while the purpose of BioSciences is to hold and develop the Company’s intellectual property. Effective May 1, 2024, Elevai transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common stock of Skincare.

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

As of September 30, 2024, and December 31, 2023, the Company had a net working capital of $6,097,404 and $3,622,091, respectively, and has an accumulated deficit of $11,334,888 and $7,023,890, respectively. Furthermore, for the nine months ended September 30, 2024, and 2023, the Company incurred a net loss of $4,310,998 and $3,143,601, respectively, and used $3,486,435 and $2,168,661, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2023, and 2022. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the account of Elevai, and its 100% owned subsidiaries, Elevai Research Inc., Skincare, and BioSciences. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of Elevai Research Inc. is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of Elevai Research Inc. are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Intangible Assets

In accordance with ASC 350 “Intangibles—Goodwill and Other”, intangible assets are recorded at cost less accumulated amortization. They are depreciated using the straight-line method over their estimated useful lives, which reflect the period over which economic benefits are expected to be realized. In accordance with ASC 730 “Research and development costs”, an acquired in-process researched and development (“IPR&D”) intangible asset with an alternative future use is capitalized, in accordance with ASC 350, and amortized over its useful life. Although IPR&D assets are likely to be finite-lived, amortization does not begin until the research and development projects are completed. In accordance with the IPR&D asset purchase agreement, the Company is required to meet development milestones starting with the initiation of a pre-clinical IND-enabling study within 2 years of the acquisition date, and ending with obtaining marketing approval from the FDA within 9 years of the acquisition date. Management assesses impairment indicators at each reporting period end. The estimated useful lives of intangible assets are generally as follows:

License #1	10-year straight-line
License #2	IPR&D project not yet complete

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Accounting for Freestanding Instruments Issued Together

The Company accounts for multiple instruments issued together in accordance with ASC 470 “Debt”, ASC 480 “Distinguishing Liabilities from Equity” and ASC 505 “Equity”. The Company first identifies all freestanding instruments. When multiple freestanding instruments are issued in a single transaction, the total proceeds from the transaction are allocated among the individual freestanding instruments identified based on their relative fair values at issuance. Transaction costs that are directly attributable to the issuance of both debt and equity are allocated between the liability and equity components based on their relative fair values.

New Accounting Standards

Recently Adopted Accounting Standards

In March 2022, the FASB issued ASU 2022-02, ASC Subtopic 326 “Credit Losses”: Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326 (“Update”). Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is effective for annual and interim periods beginning after December 15, 2022. The adoption of this standard did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.

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

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

4.	Receivables

As of September 30, 2024, receivables consisted of the following:

	September 30, 2024	December 31, 2023
Trade receivable	$16,889	$33,089
Sales taxes receivable	10,998	3,072
	$27,887	$36,161

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at September 30, 2024, and December 31, 2023, the Company recorded a provision for credit losses of $nil and $nil, respectively.

5.	Prepaids and Deposits

As of September 30, 2024, and December 31, 2023, prepaid and deposits consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid expenses	$651,984	$957,645
Deposits	135,864	113,893
	$787,848	$1,071,538

Prepaids and deposits - current	787,848	1,060,765
Deposits- non-current	-	10,773

As of December 31, 2023, the security deposit on the Company’s long-term lease in the amount of $10,773 is classified as a non-current deposit on the balance sheet. As this lease term is expected to end in May 2025, this non-current deposit is classified as current on the balance sheet as at September 30, 2024.

6.	Inventory

As of September 30, 2024, and December 31, 2023, inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$439,328	$279,514
Work in progress	289,113	147,906
Finished goods	257,980	68,247
	$986,421	$495,667

Cost of inventory recognized as expense in cost of sales for the nine months ended September 30, 2024, and 2023, totaled $214,272 and $193,805, respectively. In addition, the cost of inventory relating to samples given out and expensed in marketing and promotion for the nine months ended September 30, 2024, and 2023, totaled $134,000 and $96,184, respectively. As of September 30, 2024, and December 31, 2023, the Company recorded an allowance for inventory of $nil and $nil, respectively.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

7.	Property and Equipment

	Equipment	Furniture and Fixtures	Computers	Total

Cost
Balance, December 31, 2022	$50,516	$8,365	$2,759	$61,640
Additions	2,658	8,533	-	11,191
Foreign currency translation	-	-	61	61
Balance, December 31, 2023	$53,174	$16,898	$2,820	$72,892
Additions	9,160	-	-	9,160
Foreign currency translation	-	-	(54)	(54)
Balance, September 30, 2024	$62,334	$16,898	$2,766	$81,998

Accumulated depreciation
Balance, December 31, 2022	$7,052	$548	$505	$8,105
Depreciation	8,680	2,414	555	11,649
Foreign currency translation	-	-	19	19
Balance, December 31, 2023	$15,732	$2,962	$1,079	$19,773
Depreciation	7,492	1,811	412	9,715
Foreign currency translation	-	-	(18)	(18)
Balance, September 30, 2024	$23,224	$4,773	$1,473	$29,470

Net book value
December 31, 2023	$37,442	$13,936	$1,741	$53,119
September 30, 2024	$39,110	$12,125	$1,293	$52,528

During the nine months ended September 30, 2024, and 2023, the Company capitalized depreciation of $1,936 and $914, respectively as part of the production of inventory.

8.	Intangible assets

On January 15, 2024, the Company entered into a license agreement with a biotechnology company to use their proprietary technology and process to assist in formulating stem cells (“License #1”). The term of the license is 10 years and has a purchase price of $1,000,000. The payment structure for License #1 is as follows:

a)	$50,000 payable upon executing the license (paid);

b)	$350,000 payable on March 15, 2025 (updated from July 15, 2024 in an amendment dated July 9, 2024); and

c)	$600,000 payable on completion of technology transfer or two years from January 15, 2024, whichever comes first.

The cost of License #1 was measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%.

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

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

The Company paid consideration of $400,000 and 950,000 shares of common stock with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $173,100 on the value of the common stock issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in common stock paid to a consultant who assisted in acquiring License #2. The common stock to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common stock issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

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

The consultant is to receive 2,450,000 shares of common stock in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License #2 as follows:

●	May 3, 2024: 612,500 shares (issued)

●	August 1, 2024: 612,500 shares (issued)

●	November 1, 2024: 612,500 shares (issued – Note 18)

●	February 2, 2025: 612,500 shares

The cost of License #2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

	License #1	License #2 (IPR&D asset)	Total
Cost
Balance, December 31, 2023	$-	-	-
Additions	861,452	2,023,097	2,884,549
Balance, September 30, 2024	$861,452	2,023,097	2,884,549

Accumulated amortization
Balance, December 31, 2023	$-	-	-
Additions	61,019	-	61,019
Balance, September 30, 2024	$61,019	-	61,019

Net Book value – September 30, 2024	$800,433	2,023,097	2,823,530

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

9.	Operating Lease

During 2022, the Company entered into a non-cancelable operating lease that includes two property locations, one which is being used as the Company’s office and the other as its lab for research and development and the production of inventory. The lease had a commencement date of June 1, 2022, and expires on May 31, 2025, after which the term will continue on a month-to-month basis.

On July 3, 2023, the Company amended the terms of the previously entered lease agreement to lease additional office space from the lessor. Rent increased from $10,773 to $13,477 per month commencing July 1, 2023, through May 31, 2025. The lease amendment required a remeasurement of the lease liability which resulted in an increase of $47,986 to the lease liability and an equal increase in the right-of-use asset as of July 1, 2023. The Company used a discount rate of 11.50% upon the remeasurement of the lease liability on July 1, 2023, compared to an original discount rate of 8% on lease commencement, as its incremental cost of borrowing due to the amendment.

The Company recognized a total lease cost related to its non-cancelable operating lease of $119,222 and $103,000 for the nine months ended September 30, 2024, and 2023, respectively. The lease cost has been allocated as follows based on the square footage of each property location.

	September 30, 2024	September 30, 2023
Office space, recorded in office and administration	$90,863	$74,640
Lab space, recorded in research and development	18,688	23,705
Lab space, capitalized to production of inventory	9,671	4,655
	$119,222	$103,000

As of September 30, 2024, and December 31, 2023, the Company recorded a security deposit of $10,773 (Note 5).

Future minimum lease payments under the Company’s operating lease that have an initial non-cancelable lease term in excess of one year at September 30, 2024, are as follows:

As of September 30, 2024	Total
2024	40,430
2025	67,384
Thereafter	-
107,814
Less: Imputed interest	(4,505)
Operating lease liability	103,309

Operating lease lability – current	103,309
Operating lease lability – non-current	$-

The remaining lease term as of September 30, 2024, is 0.67 years (December 31, 2023 – 1.42 years).

10.	Accounts Payable and Accrued Liabilities

As of September 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$1,078,624	$596,147
Accrued liabilities	137,567	73,228
	$1,216,191	$669,375

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

11.	Consideration payable

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells. The remaining amount of the payments to be made in accordance with the interest-free payment schedule disclosed in Note 8 is $950,000.

The Company has accounted for a discount, using a market interest rate of 11.75%, on the consideration payable to reflect the imputed interest on future installments, totaling $138,548.

Consideration payable
Outstanding, December 31, 2023	$-
Additions	861,452
Payment	(50,000)
Accretion expense	58,259
Outstanding, September 30, 2024	$869,711

Consideration payable – current	350,000
Consideration payable – non-current	$519,711

12.	Derivative liabilities

On July 15, 2022, the Company issued 231,828 common stock purchase warrants with an exercise price of $2.01 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) and issued 75,000 warrants (the “IPO warrants”). Each IPO warrant is exercisable into one share of common stock of the Company at $4 per share and expire on November 21, 2028.

We analyzed the common stock purchase warrants issued as partial settlement of the promissory notes payable and the IPO warrants against the requirements of ASC 480, Distinguishing Liabilities from Equity, and determined that the warrants should be classified as financial liabilities.

ASC 815, Derivatives and Hedging, requires that the warrants be accounted for as derivative liabilities with initial and subsequent measurement at fair value with changes in fair value recorded as other income (expense).

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2022	$68,455
Addition of new derivatives during IPO	229,437
Change in fair value of derivative liabilities	71,266
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(367,277)
Outstanding, September 30, 2024	$1,881

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and as of September 30, 2024, and December 31, 2023. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

The following assumptions were used in the Black-Scholes option pricing model:

	September 30, 2024	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	3.58%	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life [1]	2.57 – 4.15 years	3.32 – 4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0%	0%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100%	100%

As of September 30, 2024, the following derivative liability warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
75,840	April 27, 2027	2.01
63,037	April 27, 2027	2.01
80,388	April 27, 2027	2.01
12,563	April 27, 2027	2.01
75,000	November 21, 2028	4.00
306,828		2.50

As of September 30, 2024, and December 31, 2023, the weighted average life of derivative liability warrants outstanding was 2.96 and 3.71 years, respectively.

[1]	On April 28, 2023, the Company amended the warrant agreements for the 231,828 derivative liability warrants outstanding. The amendment removed the clause to automatically convert warrants to shares on IPO date and all warrants were given an expiry date of April 27, 2027. This led to an increase in the expected life input in the Black-Scholes model as of December 31, 2023, compared to December 31, 2022, when the Company used the expected IPO date to calculate the expected life of the warrants.

13.	Notes payable

On July 31, 2024, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) to sell an aggregate of $1,150,000 in Notes with a $150,000 original issue discount. Pursuant to the Securities Purchase Agreement, the Company also agreed to issue 1,299,999 shares of common stock (Note 14). Given the original issue discount, the subscription amount received by the Company was an aggregate of $1,000,000. The Notes were non-interest bearing except in the event of default, in which case interest would accrue at 14% per annum. The maturity date of the Notes was 90 days from the date of issuance. While the Notes were outstanding, the Company agreed to use the net proceeds of any offering of its equity or debt securities to first redeem the Notes in full, including the principal amount and all other amounts due and payable pursuant to the Notes.

The fair value of the Notes was $622,239. The Company incurred total transaction costs of $137,500 in relation to the Security Purchase Agreement, of which $85,558 was attributed to the issuance of the Notes and $51,942 was attributed to the issuance of common stock. The Company repaid $1,150,000 in relation to the Notes Payable in September 2024, resulting in a Notes payable balance of $nil at September 30, 2024.

A continuity of the Company’s Notes Payable during the nine months ended September 30, 2024 is as follows:

Notes Payable
Outstanding, December 31, 2023	$-
Fair value of Notes issued	622,239
Transaction costs	(85,558)
Interest accretion	613,319
Repayment	(1,150,000)
Outstanding, September 30, 2024	$-

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

14.	Equity

Common Stock

Authorized

As of September 30, 2024, and December 31, 2023, the Company had 300,000,000 common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of September 30, 2024, and December 31, 2023, the Company had 49,376,039 and 17,329,615 shares issued and outstanding, respectively.

Transactions during the nine months ended September 30, 2024

On April 30, 2024, the Company issued 950,000 common stock on acquisition of License #2 and $492,945 was recognized in equity. A total of $95 was recognized in common stock and the remainder of $492,850 to additional paid in capital (Note 8). These shares are unregistered and restricted from trading as disclosed in Note 8.

On May 3, 2024, the Company committed to issue 2,450,000 fully vested shares for the acquisition of License #2. As at September 30, 2024, 1,225,000 of these shares have been issued. A total of $1,117,833 was recognized in equity in relation to the issuance of these shares, of which $123 was recognized in common stock and the remainder of $1,117,710 to additional paid in capital (Note 8). These shares are unregistered and restricted from trading as disclosed in Note 8.

On August 2, 2024, the Company issued 1,299,999 shares as consideration for purchasers who entered into the Securities Purchase Agreement (Note 13). Transaction costs of $51,942 were associated with this share issuance. A total of $325,819 was recognized in equity, of which $130 was recognized in common stock and the remainder of $325,689 to additional paid in capital.

On September 24, 2024, the Company issued 8,900,000 shares of the Company’s common stock and 19,671,425 pre-funded warrants in lieu of shares of common stock, along with 51,142,850 common stock purchase warrants. The purchasers had the option to elect to purchase pre-funded warrants in lieu of common shares in order to avoid exceeding the Beneficial Ownership Limitation, which is 4.99% (or 9.99% upon election of the holder prior to the issuance of any warrants) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant. The pre-funded warrants had an exercise price of $0.0001, had no expiry date and had a cashless exercise provision. All pre-funded warrants were exercised by September 30, 2024. The purchase price of each share of common stock and accompanying warrants was $0.28, and the purchase price of each pre-funded warrant and accompanying warrants was equal to such price minus $0.0001. Share issuance costs of $955,000 were associated with this offering. A total of $7,045,000 was recognized in equity, of which $2,857 was recognized in common stock and the remainder of $7,042,143 to additional paid in capital.

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

Preferred Stock

Authorized

As of September 30, 2024, and December 31, 2023, the Company had 75,000,000 of all preferred stock authorized, each having a par value of $0.0001 per stock.

The holders of Preferred Stock shall have the right to convert their shares of Preferred Stock, at any time, into shares of Common Stock at a conversion price of 1:1. Upon IPO, all preferred shares were converted into common stock on November 21, 2023.

Issued and outstanding

As at September 30, 2024, and December 31, 2023, the Company had Nil preferred stock issued and outstanding.

Transactions during the nine months ended September 30, 2024, and 2023

There were no preferred stock transactions during the nine months ended September 30, 2024, and 2023.

Equity Warrants

Transactions during the nine months ended September 30, 2024.

On September 24, 2024, with each of the 28,571,425 shares of common stock or pre-funded warrants issued on the same date, the Company also issued one Series A Warrant (the “Series A Warrants”) and one Series B Warrant (the “Series B Warrants”). The Series A Warrants will be exercisable beginning on the date of completion of the requisite waiting period following the filing of the Information Statement related to the approval by the stockholders of the Company (the “Initial Exercise Date” or “Shareholder Approval Date”) of the issuance of shares upon exercise of the Warrants, among other things (the “Shareholder Approval”). The Initial Exercise Date was October 30, 2024. The Series B Warrants will be exercisable beginning on the Shareholder Approval Date. The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date and the Series B Warrants will expire on the two and one-half-year anniversary of the Initial Exercise Date.

The exercise price of the Series A and Series B Warrants shall be $0.38, subject to adjustments, including the following:

A.	On the day that is the eleventh trading day following the Initial Exercise Date (the “Reset Date”), the exercise price shall be adjusted to equal the reset price (the “Reset Price”), which is the greater of:

(i)	the lowest daily volume-weighted average price (“VWAP”) during the 10-day period following the Initial Exercise Date (the “Reset Period”); and

(ii)	the floor price in effect as of the Reset Date, being a price equal to $0.056 (the “Floor Price”).

B.	Upon reset of the Series A and Series B Warrants’ exercise price, the number of Series A and Series B Warrants and the number of common shares issuable shall be increased such that the aggregate exercise price (“Initial Exercise Value”) on the issuance date shall remain unchanged following such reset.

Furthermore, holders of the Series B Warrants may effect an “alternative cashless exercise”. In such an event, the aggregate number of common shares issuable in such alternative cashless exercise shall equal the product of (i) the aggregate number of common shares that would be issuable upon exercise of a Series B Warrant if such exercise were by means of a cash exercise rather than a cashless exercise, multiplied by (ii) 3.0.

On September 24, 2024, the Company issued 1,428,571 placement agent warrants to the placement agent in connection with the financing that closed on the same date (the “Placement Agent Warrants”). These Placement Agent Warrants have an exercise price of $0.336 and shall expire three and a half years from issuance. As these warrants are accounted for as equity warrants, they have no net impact on the consolidated statement of changes in stockholders’ equity.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

Transactions during the nine months ended September 30, 2023

On March 2, 2023, the Company issued 250,000 common stock and 250,000 common stock purchase warrants. Each warrant is exercisable at $3.00 per common stock. The warrants are exercisable, in whole or in part at the issue date but such exercisability shall cease upon the date of the Company’s IPO and listing of its common stock on the Nasdaq Capital Market or other Trading Market (as defined below) and shall continue to be exercisable in whole or in part immediately after the Lock-up Period but no later than the Warrant Expiration Date or Accelerated Warrant Expiration Date (the period in which these warrants are exercisable, the “Exercise Period”). In the event of the Company’s initial public offering and listing of shares of its common stock on a Trading Market, the Company shall notify the holder at least fifteen (15) calendar days prior to the consummation of such IPO. “Trading Market” shall mean a "national securities exchange" that has registered with the SEC under Section 6 of the Exchange Act. The Expiration Date shall be the earlier of (i) three years and one hundred eighty (180) days from the issue date (the “Warrant Expiration Date”) or (ii) upon the Company’s reasonable judgment and written notice to the purchaser, of the Company’s option to accelerate the Warrant Expiration Date whereby upon purchaser’s receipt of the Company’s written notice of acceleration during the Exercise Period, the Purchaser’s option to exercise any number of warrants shall occur no later than fourteen (14) days following the receipt of the written notice of acceleration (the “Accelerated Warrant Expiration Date”). For the avoidance of doubt, it shall be reasonable for the Company to accelerate the Expiration Date of this warrant to coincide with transactions including, but not limited to (i) a change of control including but not limited to the voluntary or involuntary sale, assignment, transfer or other disposition, or transfer by operation of law, of more than 50% of any direct or indirect equity interest of the Company; or (ii) a subsequent capital financing other than the IPO consisting of but not limited to an offer or proposal for, or indication of interest in, the issuance of debt or the capital stock of the Company.

On September 13, 2023, the Company issued 83,332 common stock and 99,998 common stock purchase warrants. Each warrant is exercisable at $3.00 per common stock. The Warrants shall be exercisable, in whole or in part immediately upon issuance, but such exercisability shall cease upon the date of the Company’s initial public offering (the “IPO”) and listing of its common stock on the Nasdaq Capital Market or other Trading Market (as defined herein) and will only become exercisable after the expiration of one hundred eighty (180) days following the Company’s initial public offering (the “Lock-up Period”). The expiration date shall be three years and one hundred eighty (180) days following the issuance of the Warrant Shares.

As of September 30, 2024, the following equity warrants were outstanding:

Outstanding		Expiry date	Weighted average exercise price ($)
250,000		August 28, 2026	3.00
99,998		March 12, 2027	3.00
28,571,425	[1]	October 30, 2029	0.38	[1]
28,571,425	[2]	April 30, 2027	0.38	[2]
1,428,571		March 24, 2028	0.34
58,921,419			0.39

[1]	As of the Reset Date, the exercise price of the Series A Warrants has been adjusted to the Floor Price of $0.056. In addition, the number of Series A Warrants outstanding was adjusted to 193,877,526 such that the Initial Exercise Value on the issuance date remained unchanged.
[2]	As of the Reset Date, the exercise price of the Series B Warrants has been adjusted to the Floor Price of $0.056. In addition, the number of Series B Warrants outstanding was adjusted to 188,194,300 such that the Initial Exercise Value on the issuance date remained unchanged.

As of September 30, 2024, and December 31, 2023, the weighted average life of equity warrants outstanding was 3.81 and 2.81 years, respectively.

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

Transactions during the nine-month ended September 30, 2024

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

Transactions during the nine-month ended September 30, 2023

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

The following assumptions were used in the Black-Scholes option pricing model:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.95% - 4.19%	3.39% -3.86%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the nine months ended September 30, 2024, and December 31, 2023, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2022	1,366,167	1.08
Granted	234,000	5.00
Forfeited	(14,583)	0.60
Exercised	(62,500)	0.60
Outstanding, December 31, 2023	1,523,084	1.71
Granted	92,500	1.54
Forfeited	(394,990)	2.20
Exercised	-	-
Outstanding, September 30, 2024	1,220,594	1.52

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

As of September 30, 2024, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
816,677	763,203	February 8, 2031	0.60
35,417	35,417	February 27, 2031	0.60
5,000	3,021	April 25, 2032	0.60
16,000	9,000	June 1, 2032	1.34
16,000	8,000	September 30, 2032	1.34
80,000	40,000	September 30, 2032	5.00
10,000	4,792	October 15, 2032	1.34
5,000	2,292	November 1, 2032	5.00
10,000	3,958	March 2, 2033	5.00
50,000	16,666	April 16, 2033	5.00
80,000	28,333	May 1, 2033	5.00
10,000	3,125	June 27, 2033	5.00
1,500	438	July 1, 2033	5.00
5,000	-	February 12, 2034	5.00
80,000	-	March 5, 2034	1.00
1,220,594	918,245

As of September 30, 2024, and December 31, 2023, the weighted average life of stock options outstanding was 7.03 years and 7.84 years, respectively.

During the nine months ended September 30, 2024, and 2023, the Company recorded $57,521 and $346,549, respectively, in share-based compensation expense, of which $53,977 and $3,543, and $337,551 and $8,998, respectively is included in office and administration and research and development, respectively.

15.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman, significant shareholder through BWL Investments Ltd.

●	Jordan Plews, Director and CEO of Skincare and BioSciences, significant shareholder through JP Bio Consulting LLC

●	Graydon Bensler, Director and CEO, CFO of Elevai

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, significant shareholder and controlled by Jordan Plews

●	BWL Investments Ltd., significant shareholder and controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

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

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Consulting fees	$101,100	51,250	261,933	153,750
Salaries	67,353	159,874	445,009	476,126
Share-based compensation	30,764	124,994	(1,819)	247,348
	$199,217	336,118	705,123	877,224

During the nine months ended September 30, 2024, the Company incurred consulting fees of $150,833 (September 30, 2023 - $63,750) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred consulting fees of $111,100 (September 30, 2023 - $90,000) to Northstrive Companies Inc., a company controlled by Braeden Litchi, the Company’s Chairman.

Jordan Plews, Director and CEO of Skincare and BioSciences, earned a Salary of $189,385 and $168,050 respectively during the nine months ended September 30, 2024, and 2023 (includes employer taxes of $21,051 and $18,050, respectively).

Brenda Buechler, former Chief Marketing Officer, earned a Salary of $132,807 and $159,950, respectively during the nine months ended September 30, 2024, and 2023 (includes employer taxes of $14,297 and $17,446 respectively).

Christoph Kraneiss, former Chief Commercial Officer, earned a Salary of $122,818 and $148,131, respectively during the nine months ended September 30, 2024, and 2023 (includes employer taxes of $10,639 and $13,131, respectively).

During the nine months ended September 30, 2024, and 2023, the Company issued the following stock options to related parties:

On March 1, 2024, the Company granted 80,000 stock options to directors of the company with a contractual life of 10 years and exercise price of $1.00 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value granted to each related party in the current and prior periods, and the related expense recorded for the nine months ended September 30, 2024, and 2023 is as follow:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Fair value of stock options granted
Braeden Lichti, Chairman	$1,894	$5,398	$50,995
Graydon Bensler, CEO, CFO and Director	1,897	5,398	50,995
Jordan Plews, Director and CEO of Skincare and BioSciences	1,897	5,398	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	(4,291)	5,398	50,995
Jeffrey Parry, Director	18,564	21,177	107,669
Crystal Muilenburg, Former Director[1]	(41,668)	46,725	210,245
Julie Daley, Director	69,111	56,022	210,245
George Kovalyov, Director	18,144	-	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	(36,918)	-	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	(30,449)	-	121,243
	$(1,819)	$145,516	$1,049,898

[1]	354,990 options of related parties were forfeited in the nine months ended September 30, 2024.

Elevai Labs Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited - Expressed in United States dollars)

As of September 30, 2024, and December 31, 2023, the Company had $22,217 and $22,455, respectively due to companies controlled by Braeden Lichti, of which $22,217 and $22,455, respectively, is unsecured, non-interest bearing and are due on demand. Additionally, the Company drew $200,000 on a line of credit provided by a company controlled by Braeden Lichti during the nine months ended September 30, 2024. The line of credit incurs interest at a rate of 20% per annum on the outstanding principal. During the nine months ended September 30, 2024, $6,833 in interest had accrued on this line of credit.

As of September 30, 2024, the Company had $80,368 (December 31, 2023 - $34,378) in consulting fees due to Graydon Bensler, CEO, CFO and Director, $49,500 (December 31, 2023 - $15,143) due to companies controlled by Braeden Lichti, and $Nil and $Nil (December 31, 2023 - $4,272 and $879) due to Jordan Plews, Director and CEO of Skincare and BioSciences, and Christopher Kraneiss, former Chief Commercial Officer, respectively, for expenses incurred on behalf of the Company. As of September 30, 2024, the Company owed Jordan Plews, Director, $60,539 (December 31, 2023 - $Nil) in accrued salaries.

16.	Commitments and Contingencies

There were no commitments as of September 30, 2024, and December 31, 2023, or during the periods then ended.

As of March 18, 2024, the Company has voluntarily stopped sale of its products in Canada following a communication from Health Canada regarding the way the Company’s products are marketed in Canada. The Company is working with Canadian regulatory and legal counsel to explore options to rectify the issues raised. On April 30, 2024, the Company's appointed Canadian distributor terminated the existing distribution agreement.

17.	Concentrations

Customers

For the nine months ended September 30, 2024, no single customer represented 10% or more of the Company's revenue. During the nine-month period ended September 30, 2023, the Company recorded 14% of its revenue from its largest customers. The Company’s largest customer, representing $139,149 of revenue, relates to sales to a wholesaler during the period.

Suppliers

During the nine months ended September 30, 2024, and 2023, the Company had 3 key suppliers that represented approximately 78% and 3 key suppliers that represented approximately 66%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred. (Suppliers are shown from largest to smallest and do not necessarily represent the same suppliers period over period):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplier 1	37%	26%
Supplier 2	29%	23%
Supplier 3	12%	17%
	78%	66%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

18.	Subsequent Events

Management has evaluated events subsequent to the year ended September 30, 2024, up to November 13, 2024, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

Issuance of commons shares

On November 1, 2024, the Company issued 612,500 shares to a consultant in relation to the acquisition of the License #2 IPR&D asset (Note 8).

Exercise of Series B Warrants

As of November 13, 2024, 155,890,910 Series B Warrants have been exercised under the alternative cashless exercise feature into 467,672,730 shares of common stock, resulting in 32,303,390 unexercised Series B Warrants.

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

Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organization and Overview of Operations

Elevai Labs Inc. manages and operates a diverse portfolio of three wholly owned subsidiaries across the medical aesthetics and biopharmaceutical sectors:

●	Elevai Skincare Inc. specializes in developing and commercializing innovative skincare products, catering to both business to business (“B2B”) and business to consumer (“B2C”) markets in the US and internationally.

●	Elevai Biosciences, Inc. is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	Elevai Research Inc., based in Canada, is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

Elevai Labs Inc. is committed to expanding its portfolio by seeking to acquire operating companies and biotech assets that have high market potential while also exploring strategic spin-off opportunities to support our growth and advance our cutting-edge initiatives.

Recent Developments

●	During the period from September 30, 2024 to November 13, 2024, 155,890,910 Series B Warrants were exercised into 467,672,730 shares of common stock.

●	On both November 1 and August 1, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary, Biosciences, pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of these shares was exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

●	On October 3, 2024, the Company commenced an offer to exchange up to 15,000,000 shares of its currently issued and outstanding common stock with a par value of $0.0001 per share for up to 15,000,000 shares of the Company’s newly issued Series B Preferred Stock, with each share of common stock being exchangeable for one share of Series B Preferred Stock. A stockholder who desires to tender common stock for this offering must tender all of their common stock. The exchange offer will expire on November 5, 2024, unless otherwise extended or withdrawn.

●	On September 24, 2024, the Company issued 28,571,425 shares of the Company’s common stock (or pre-funded warrants in lieu of shares of common stock). All pre-funded warrants were exercised by September 30, 2024. The purchase price of each share of common stock and accompanying warrants is $0.28, and the purchase price of each pre-funded warrant and accompanying warrants was equal to such price minus $0.0001. Share issuance costs of $955,000 were associated with this offering.

●	On September 24, 2024, with each of the 28,571,425 shares of common stock or pre-funded warrants issued on the same date, the Company also issued one Series A Warrant to purchase one share of common stock at an exercise price of $0.38 per share (the “Series A Warrants”) and one Series B Warrant to purchase one share of common stock at an exercise price of $0.38 per share or, pursuant to an alternative cashless exercise option, three shares of common stock (the “Series B Warrants”). The Series A Warrants will be exercisable beginning on the date of completion of the requisite waiting period following the filing of the Information Statement related to the approval by the stockholders of the Company (the “Initial Exercise Date” or “Effective Shareholder Approval Date”) of the issuance of shares upon exercise of the Warrants, among other things (the “Shareholder Approval”). The Initial Exercise Date was October 30, 2024. The Series B Warrants will be exercisable beginning on the Effective Shareholder Approval Date. The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date and the Series B Warrants will expire on the two and one-half-year anniversary of the Initial Exercise Date.

●	On September 24, 2024, the Company issued 1,428,571 placement agent warrants to the placement agent in connection with the financing that closed on the same date. These placement agent warrants have an exercise price of $0.336 and shall expire three and a half years from issuance.

●	On August 1, 2024, Hatem Abou-Sayed MD informed us of his decision to resign as a member of the Board of Directors of the Company and as Chief Medical Officer, such resignation effective as of August 1, 2024.

●	On July 31, 2024, the Company signed a securities purchase agreement to sell an aggregate of $1,150,000 in Notes with a $150,000 original issue discount. As consideration for purchasers who bought the Notes, the Company issued 1,299,999 shares of common stock. The Notes were non-interest bearing except in the event of default, in which case interest would accrue at 14% per annum. The maturity date of the Notes was 90 days from the date of issuance. While the Notes were outstanding, the Company agreed to use the net proceeds of any offering of its equity or debt securities to first redeem the Notes in full, including the principal amount and all other amounts due and payable pursuant to the Notes. The Company repaid $1,150,000 in relation to the Notes in September 2024.

●	On June 21, 2024, Jordan Plews resigned as Chief Executive Officer and President of the Company effective as of June 21, 2024, and the Board appointed Graydon Bensler as Chief Executive Officer and Braeden Lichti as Chairman of the Board.

●	On June 20, 2024, we notified Brenda Buechler, our former Chief Marketing Officer, and Christoph Kraneiss, our former Chief Commercial Officer, that each of them was involuntarily terminated without “cause” or laid off from employment as part of a wider job elimination/restructuring or reduction in force of the Company in order to streamline the Company’s operations and organizational structure.

●	On June 19, 2024, we entered into an unsecured revolving line of credit agreement (the “Revolving Credit Agreement”) with NorthStrive Fund II LLP. The Revolving Credit Agreement provides for a $200,000 unsecured line of credit to the Company (the “Revolving Credit Facility”) with a maturity date of June 19, 2025 (the “Maturity Date”), and interest calculated at the rate of twenty percent (20.0%) per annum on the outstanding principal balance through the Maturity Date. The Company may prepay any outstanding balance of the Revolving Credit Facility at any time provided that all such interest is simultaneously satisfied in full.

●	On May 21, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”), notifying that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In addition, as of May 21, 2024, we do not currently meet the alternative compliance standards relating to the market value of listed securities or net income from continuing operations. Under Nasdaq rules, we have 45 calendar days from May 21, 2024 to submit a plan or regain compliance. If our plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the letter for us to regain compliance. We submitted a plan on July 9, 2024, and as of September 30, 2024 are above the stockholder’s equity requirement of $2,500,000.

●	On May 3, 2024, the Company entered into a one-year consulting agreement (the “Santorio Agreement”) with Santorio Biomedical, LLC (“Santorio”) for the services of Mr. Deniel Mero, Director of Santorio Biomedical, LLC, whereby Santorio agreed to cause Mr. Mero to perform his services as outlined in Exhibit A to the Santorio Agreement and the Company agreed to compensate Santorio on behalf of Mr. Mero by the Company in connection with his performance of such services. Santorio agreed to cause Mr. Mero, as an independently contracted consultant to primarily provide services to the Company’s wholly owned subsidiary Elevai Biosciences, Inc., which include but are not limited to, (i) discover, assess, and introduce biotechnology opportunities to the Company; (ii) advise the Board regarding certain strategic matters, including development of biotechnology pipeline assets, recruiting a contract (or clinical) research organization (CRO), assisting in efforts to recruit potential directors and team members to build the biotechnology subsidiary and forming a scientific advisory board; and (iii) to perform services for subsidiaries of the Company as may be necessary.

●	On April 30, 2024, we entered into a license agreement with MOA Life Plus Co., Ltd., a South Korean corporation (“MOA”). Under the MOA License Agreement, MOA has granted us an exclusive license to commercialize under certain of MOA’s patent rights concerning two licensed products including (i) a clinical stage engineered probiotic expressing myostatin and, (ii) preclinical engineered probiotic expressing dual myostatin & activin-A antigens (the “Licensed Products”) in exchange for a $400,000 license fee and the issuance of 950,000 shares of our common stock. In order to enforce intellectual property rights associated with licensed products by grant of the exclusive license, we are obligated to file, prosecute and maintain intellectual property rights associated with the Licensed Products, and any improvements thereto.

Outlook

Management’s Plans

Over the next twelve months we intend to focus on:

●	Growing our revenue using our existing infrastructure to accelerate the development and commercialization of our existing and new products;

●	Utilizing clinical validation studies to show the effectiveness of our products;

●	Research and development to create new product formulations and bring them to market;

●	Clinical development to advance Elevai Biosceinces’ clinical assets into IND;

●	Pursue additional acquisitions of operating companies and/or biotechnology assets; and

●	Consider and potentially pursue spin-offs of one of our wholly owned subsidiaries, creating a new publicly traded company.

Results of Operations

Comparison of the nine months ended September 30, 2024.

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change
Revenue	$1,747,570	$1,014,004	$733,566
Cost of revenue	$468,763	$341,122	$127,641
Gross profit	$1,278,807	$672,882	$605,925
Gross profit percentage	73%	$66%	7%
Depreciation and Amortization	$7,779	$7,824	$(45)
Marketing and Promotion	$1,209,041	$316,436	$892,605
Consulting Fees	$817,030	$316,468	$500,562
Office and Administration	$2,096,372	$1,628,931	$467,441
Professional Fees	$587,954	$450,384	$137,570
Investor Relations	$141,484	$84,820	$56,664
Research and Development	$268,786	$303,769	$(34,983)
Foreign exchange (gain) loss	$1,660	$(480)	$2,140
Travel and entertainment	$160,612	$250,000	$(89,388)
Total operating expenses	$5,290,718	$3,358,152	$1,932,566
Loss from operations	$(4,011,911)	$(2,685,270)	$(1,326,641)
Other income (expense)[1]	$(299,087)	$(458,331)	$159,244
Net loss	$(4,310,998)	$(3,143,601)	$(1,167,397)
Total Comprehensive Loss	$(4,310,972)	$(3,142,839)	$(1,168,133)
Basic and dilutive loss per share of common stock	$(0.226)	$(0.318)	$0.092
Weighted average number of shares outstanding – basic and diluted	19,105,176	9,900,744	9,204,432

[1]	Other expenses relate to interest income, interest expense, insurance settlement and fair value gain/loss on derivative liability.

Revenue

Revenue for the nine months ended September 30, 2024, was $1,747,570 as compared to $1,014,004 for the nine months September 30, 2023, an increase of $733,566.

Our revenue by product category is as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Enfinity	$1,131,737	$509,088
Empower	612,051	408,166
Scalp & hair cleanser	3,782	-
White label distributor	-	96,750
Total Revenue	$1,747,570	$1,014,004

During the nine months ended September 30, 2024, and 2023, the Company sold 8,600 and 4,469 bottles of Enfinity, respectively, an increase of 4,131 bottles or 92%. In addition, the Company sold 1,232 (eight packs) of Empower tubes in 2024, compared to 969 (eight packs) of Empower tubes during 2023, and an increase of 263 (eight packs) or 27%. The increase in sales volumes is primarily due to enhanced market acceptance, continued growth in the number of US accounts, onboarding of international distributors, and repeat business from current customers and distributors. During the nine months ended September 30, 2023, the Company also sold its media containing its Elevai ExosomesTM under a white label deal. This white label distribution agreement ended on January 16, 2024.

Cost of Revenue

Cost of Revenue for the nine months ended September 30, 2024, was $468,763 as compared to $341,122 for the nine months ended September 30, 2023.

Our cost of revenue by product category is as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Enfinity	$315,401	$192,044
Empower	153,362	110,988
White label distributor	-	38,090
Total Cost of Revenue	$468,763	$341,122

The increase in cost of revenue is directly attributed to the increase in sales during the nine months ended September 30, 2024, compared to 2023. The following is a breakdown of the components of the cost of revenue:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cost of inventory	$220,653	$187,135
Sales commission	139,722	86,567
Shipping cost	108,011	60,750
Inventory write down and wastage	377	6,670
Total Cost of Revenue	$468,763	$341,122

Gross Profit

Gross profit for the nine months ended September 30, 2024, was $1,278,807, as compared to $672,882 for the nine months ended September 30, 2023, an increase of $605,925. This represents an overall gross margin percentage of 73% for the nine months ended September 30, 2024, compared to 66% in 2023. The overall increase in gross margin percentage is primarily due to the Company selling Enfinity at a higher gross margin due to less commissions paid to salespersons compared to overall sales. Additionally, the cost to produce each unit of Enfinity decreased as the Company saw gross margin improvements due to operational efficiencies gained and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Enfinity	72%	62%
Empower	75%	73%
Scalp & hair cleanser	100%	-
White label distributor	-	61%
Overall Gross Profit Percentage	73%	66%

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024, were $268,786 compared to $303,769 for the nine months ended September 30, 2023, a decrease of $34,983. Research and Development related to the Company’s Enfinity and Empower products, and development of new products for the Company. The decrease in research and development is mainly driven by the company performing more tests on new products to improve formulation efficiency in the nine months ended September 30, 2023. During both the nine months ended September 30, 2024 and 2023, the Company’s laboratory staff worked on increasing efficiency and refining the production process. The decrease in this expense is partially offset by amortization of intangible assets of $61,019 and $Nil that was recognized in research and development expenses during the years ended September 30, 2024 and 2023, respectively.

Marketing and Promotion

Marketing and promotion expenses for the nine months ended September 30, 2024, were $1,209,041 compared to $316,436 for the nine months ended September 30, 2023, an increase of $892,605. During the nine months ended September 30, 2024, the Company increased its marketing and promotion efforts to drive sales and support the Company’s existing customers, which included incurring digital advertising costs of $388,283, public relations costs of $331,317, giving out product samples with a cost of $127,919 (nine months ended September 30, 2023 - $96,184), and attending and sponsoring industry conferences.

Office and Administrative Expenses

Office and administrative expenses for the nine months ended September 30, 2024, were $2,096,372, compared to $1,628,931 for the nine months ended September 30, 2023, an increase of $467,441. The increase is mainly the result of salaries and wages of $1,310,420 and office rent of $106,694 incurred during the nine months ended September 30, 2024, compared to $1,000,313 and $89,600 of salaries and wages and office rent, respectively, in the nine months ended September 30, 2023, a combined increase of $327,201. Additionally, the increase is a result on insurance costs of $352,222 during the nine months ended September 30, 2024, compared to $23,804 in the nine months ended September 30, 2023, as the Company was required to purchase director and officer insurance due to being publicly traded. The Company increased its headcount and moved into a larger office location to accommodate the commercialization of its products and growth in operations in July 2023. During the nine months ended September 30, 2024, office and administrative expenses also include share-based compensation of $53,977, compared to $337,551 in the nine ended September 30, 2023. This decrease is due to a director resigning on February 29, 2024, the termination of the Chief Marketing Officer and the Chief Commercial Officer and the termination of four other employees in June 2024, and the resignation of the Chief Medical Officer in August 2024. This resulted in the forfeiture of 394,990 options, as well as resulting in the reversal of the share-based compensation.

Consulting Fees

Consulting fees for the nine months ended September 30, 2024, were $817,030, compared to $316,468 for the nine months ended September 30, 2023, an increase of $500,562. During the nine months ended September 30, 2024, and 2023, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and Chief Financial Officer (“CFO”)) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the nine months ended September 30, 2024, was $587,954, compared to $450,384 for the nine months ended September 30, 2023, an increase of $137,570. Professional fees comprise of legal, audit and accounting services. The increase during the nine months ended September 30, 2024 is primarily due to an increase in audit, legal and accounting services as the company is now listed on the Nasdaq.

Travel and Entertainment Expenses

Travel and entertainment for the nine months ended September 30, 2024, was $160,612, compared to $250,000 for the nine months ended September 30, 2023, a decrease of $89,388. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The decrease relates to fewer conferences and trade shows visited by staff of the Company in the nine months ended September 30, 2024.

Investor Relations Expenses

Investor relations expenses for the nine months ended September 30, 2024, was $141,484, compared to $84,820 for the nine months ended September 30, 2023. The increase in investor relations expenses is consistent with the Company’s growth strategy, which includes promotion to current and potential investors as the company is now listed on the Nasdaq.

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Change
Revenue	$527,478	$554,654	$(27,176)
Cost of revenue	$133,577	$188,509	$(54,932)
Gross profit	$393,901	$366,145	$27,756
Gross profit percentage	75%	$66%	9%
Depreciation and Amortization	$2,686	$2,439	$247
Marketing and Promotion	$94,514	$99,709	$(5,195)
Consulting Fees	$235,461	$82,781	$152,680
Office and Administration	$553,808	$664,922	$(111,114)
Professional Fees	$249,889	$143,654	$106,235
Investor Relations	$36,862	$9,100	$27,762
Research and Development	$95,260	$86,374	$8,886
Foreign exchange (gain) loss	$875	$(3,113)	$3,988
Travel and entertainment	$44,383	$65,830	$(21,447)
Total operating expenses	$1,313,738	$1,151,696	$162,042
Loss from operations	$(919,837)	$(785,551)	$(134,286)
Other income (expense)[1]	$(581,420)	$2,504	$(583,924)
Net loss	$(1,501,257)	$(783,047)	$(718,210)
Total Comprehensive Loss	$(1,502,271)	$(782,660)	$(719,611)
Basic and dilutive loss per common share	$(0.068)	$(0.078)	$0.01
Weighted average number of shares outstanding – basic and diluted	22,159,118	10,023,002	12,136,116

[1]	Other expenses relate to interest income, interest expense, insurance settlement and fair value gain/loss on derivative liability.

Revenue

Revenue for the three months ended September 30, 2024, was $527,478, as compared to $554,654 for the three months September 30, 2023, a decrease of $27,176.

Our revenue by product category is as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Enfinity	$369,012	$252,035
Empower	154,684	205,869
Scalp & hair cleanser	3,782
White label distributor	-	96,750
Total Revenue	$527,478	$554,654

During the three months ended September 30, 2024, and 2023, the Company sold 2,616 and 2,388 bottles of Enfinity, respectively, an increase of 228 bottles or 10%. This increase in sales volumes is primarily due to increased market acceptance, continued growth in the number of US accounts, onboarding of international distributors, and repeat business from current customers and distributors. The Company sold 288 (eight packs) of Empower tubes in 2024, compared to 483 (eight packs) of Empower tubes during 2023, a decrease of 195 (eight packs) or 40%. During the three months ended September 30, 2024, the Company sold 100 units of its scalp and hair cleanser. During the three months ended September 30, 2023, the Company sold 48 liters under a white label distributor agreement. The Company no longer earns revenue from this white label distributor.

Cost of Revenue

Cost of Revenue for the three months ended September 30, 2024, was $133,577 as compared to $188,509 for the three months ended September 30, 2023.

Our cost of revenue by product category is as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Enfinity	$96,774	$93,661
Empower	36,803	56,758
White label distributor	-	38,090
Total Cost of Revenue	$133,577	$188,509

The decrease in cost of revenue is partly attributable to the decrease in sales during the three months ended September 30, 2024, compared to 2023. However, the Company managed to increase gross margin despite the decline in sales as explained further below. The following is a breakdown of the components of the cost of revenue:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Cost of inventory	$61,714	$113,239
Sales commission	40,520	39,150
Shipping cost	31,343	32,372
Inventory write down	-	3,748
Total Cost of Revenue	$133,577	$188,509

Gross Profit

Gross profit for the three months ended September 30, 2024, was $393,901 as compared to $366,145 for the three months ended September 30, 2023, an increase of $27,756. This represents an overall gross margin percentage of 75% for three months ended September 30, 2024, compared to 66% in 2023. The overall increase in gross margin percentage is primarily due to the Company selling Enfinity at a higher gross margin due to less commissions paid to salespersons compared to overall sales. Additionally, the cost to produce each unit of Enfinity decreased as the company saw gross margin improvements due to operational efficiencies gained and securing better volume pricing with some of its key suppliers.

The following is a breakdown of gross profit percentage by product category:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Enfinity	74%	63%
Empower	76%	72%
Hair & scalp cleanser	100%	-
White label distributor	-	61%
Overall Gross Profit Percentage	75%	66%

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024, were $95,260 compared to $86,374 for the three months ended September 30, 2023, an increase of $8,886. Research and development related to the Company’s Enfinity, Empower and development of new products for the Company. This increase in research and development expenses is mainly due to the amortization of intangible assets and increased consulting fees related to research and development in the current period. During both the three months ended September 30, 2024, and 2023, the Company’s lab staff worked on increasing efficiency and refining the production process.

Marketing and Promotion

Marketing and promotion expenses for the three months ended September 30, 2024, were $94,514 compared to $99,709 for the three months ended September 30, 2023, a decrease of $5,195. During the three months ended September 30, 2024, the Company decreased its marketing and promotion expenses in an effort to conserve cash now that the Company has achieved higher market acceptance.

Office and Administrative Expenses

Office and administrative expenses for the three months ended September 30, 2024, were $553,808, compared to $664,922 for the three months ended September 30, 2023, a decrease of $111,114. This decrease is mainly attributable to a decrease in the share-based compensation recognized in office and administrative expenses from $158,815 for the three months ended September 30, 2023 to $43,493 for the three months ended September 30, 2024. This decrease is due to a director resigning on February 29, 2024, the termination of the Chief Marketing Officer and the Chief Commercial Officer and the termination of three other employees in June 2024, and the resignation of the Chief Medical Officer in August 2024. These terminations and resignations all have an impact of decreasing share-based compensation for the three months ended September 30, 2024. Payroll also decreased from $392,163 to $265,957 during the three months ended September 30, 2024, compared to 2023, which is also attributable to these terminations and resignations.

Consulting Fees

Consulting fees for the three months ended September 30, 2024, were $235,461, compared to $82,781 for the three months ended September 30, 2023. This represents an increase of $152,680 from the three months ended September 30, 2023 to the three months ended September 30, 2024. During the three months ended September 30, 2024, and 2023, the Company incurred consulting fees in relation to recruitment, strategic introductions, business advisory, international relations, and strategy. In addition, the Company received services from a number of parties (including companies controlled by related parties and CFO) in a consulting capacity. The increase in consulting fees is consistent with the increase in operations.

Professional Fees

Professional fees for the three months ended September 30, 2024, were $249,889, compared to $143,654 for the three months ended September 30, 2023, an increase of $106,234. Professional fees were comprised of legal, audit and accounting services. The increase during the three months ended September 30, 2024 is primarily due to an increase in audit, legal and accounting services as the company is now listed on the Nasdaq.

Travel and Entertainment Expenses

Travel and entertainment expenses for the three months ended September 30, 2024 were $44,383, compared to $65,830 for the three months ended September 30, 2023, a decrease of $21,447. Travel and entertainment expenses are related primarily to costs incurred during the attendance of industry trade shows and conferences. The decrease relates to less conferences and trade shows visited by staff of the Company in the three months ended September 30, 2024.

Investor Relations Expenses

Investor relations expenses for the three months ended September 30, 2024, were $36,862, compared to $9,100 for the three months ended September 30, 2023. The increase is due to the Company engaging in more investor relation activities as it is now a publicly listed entity.

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

As of September 30, 2024, and December 31, 2023, the Company had a net working capital of $6,097,404 and $3,622,091, respectively, and has an accumulated deficit of $11,334,888 and $7,023,890, respectively. Furthermore, for the nine months ended September 30, 2024, and 2023, the Company incurred a net loss of $4,310,998 and $3,143,601, respectively and used $3,486,435 and $2,168,661, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure, research and development and inventory production. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, the issuance of common, warrants and preferred stock, and the issuance of notes. As of September 30, 2024, we had cash of $6,425,670, with $3,326,851 as of December 31, 2023.

The following table provides selected financial data as of September 30, 2024, and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023	Change
Current assets	$8,227,826	$4,919,444	$3,308,382
Current liabilities	$2,130,422	$1,297,353	$833,069
Working capital	$6,097,404	$3,622,091	$2,475,313

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Change
Cash used in operating activities	$(3,486,435)	$(2,168,661)	$(1,317,774)
Cash used in investing activities	$(171,480)	$(11,191)	$(160,289)
Cash provided by financing activities	$6,757,501	$1,501,086	$5,256,415

Cash Flow from Operating Activities

For the nine months ended September 30, 2024, net cash flows used in operating activities was $3,486,435 compared to $2,168,661 used during the nine months ended September 30, 2024, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2024, and 2023, we used $171,480 and $11,191, respectively, in investing activities. In the current period this cash flow primarily related to the payment of $162,320 for intangible assets relating to the purchase of a license to produce stem cells and the purchase of rights to develop, manufacture and commercialize licensed products. The cash flow during the current period also relates to the purchase of equipment for our laboratory space to be used for the production of inventory and research and development.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we had net cash flow provided by financing activities of $6,757,501 compared to cash flow provided by financing activities of $1,501,086 in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, and 2023, the Company raised $6,993,059 and $1,463,586, respectively, through the issuance of common stock and common stock purchase warrants; $914,442 and $Nil, respectively, through the issuance of notes; and $Nil and $37,500, respectively, upon the exercise of stock options in exchange for common stock. The cash provided by financing activities during the nine months ended September 30, 2024, was partially offset by the repayment of notes of $1,150,000.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the nine months ended September 30, 2024, and 2023.

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

Non-employees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date) and recognized in the statement of operations over the requisite service period.

During the nine months ended September 30, 2024, and 2023, the Company recorded $57,521 and $346,548, respectively, in share-based compensation expense, of which $53,977 and $337,550, and $3,544 and $8,998, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2024, and year ended December 31, 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Concentrations

Customers

For the nine months ended September 30, 2024, no single customer represented 10% or more of the Company’s revenue. During the nine-month period ended September 30, 2023, the Company recorded 14% of its revenue from its largest customers. The Company’s largest customer, representing $139,149 of revenue, relates to sales to a wholesaler during the period.

Suppliers

During the nine months ended September 30, 2024, and 2023, the Company had 3 key suppliers that represented approximately 78% and 3 key suppliers that represented approximately 66%, respectively, of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred. (Suppliers are shown from largest to smallest and do not necessarily represent the same suppliers period over period):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplier 1	37%	26%
Supplier 2	29%	23%
Supplier 3	12%	17%
	78%	66%

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

Future Related Party Transactions

The Corporate Governance Committee of our Board of Directors is required to approve all related party transactions. All related party transactions are made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act at the end of the period covered by this quarterly report.

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

On May 3, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary, Biosciences, pursuant to the agreed upon compensation terms in the consulting agreement with the entity. The issuance of the shares was exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

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

On August 1, 2024, we issued 612,500 shares of our common stock to a consultant for services related to the Company’s wholly owned subsidiary Elevai Biosciences, Inc., pursuant to the agreed upon compensation terms in the consulting agreement with Biosciences. The issuance of the shares was exempt from registration under Rule 701 of the Securities Act of 1933, as amended.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit Number	Description
4.1	Form of Securities Purchase Agreement between the Company and certain purchasers dated July 31, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on August 2, 2024).
4.2	Form of Note between the Company and certain purchasers dated July 31, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on August 2, 2024).
4.3	Form of Series A Warrant between the Company and certain investors dated September 24, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
4.4	Form of Series B Warrant between the Company and certain investors dated September 24, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
4.5	Form of Pre-funded Warrant between the Company and certain investors dated September 24, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
4.6	Form of Placement Agent Warrant between the Company and Univest Securities LLC dated September 24, 2024 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
10.1†	License Agreement, dated April 30, 2024, by and between the Company and MOA Life Plus Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 2, 2024).
10.2	Consulting Agreement with Santorio Biomedical, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on May 9, 2024).
10.3	Form of Unsecured Revolving Line of Credit Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 20, 2024).
10.4+	Amended and Restated Consulting Agreement, by and between the Company and GB Capital Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.5+	Amended and Restated Consulting Agreement, by and between the Company and NorthStrive Companies Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.6+	Chairman Appointment Letter to Mr. Braeden Lichti (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.7	Termination Agreement by and between the Company and Mr. Lichti (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the SEC on June 26, 2024).
10.8	First Amendment to License Agreement by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on July 12, 2024)
10.9	Subsidiary Guarantee Agreement by and between the Company, Elevai Skincare Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed with the SEC on August 2, 2024)
10.10	Form of Placement Agent Agreement between the Company and Univest Securities LLC dated September 22, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
10.11	Form of Securities Purchase Agreement between the Company and certain purchasers, dated September 22, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the SEC on September 25, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

+	Indicates management contract or compensatory plan.

†	Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

*	Filed herewith.

**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Elevai Labs Inc.

Date: November 14, 2024	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)