Form 10-K
period 2024-12-31
PMGC Holdings Inc.
filed 2025-03-28
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41875

PMGC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	33-2382547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Graydon Bensler

120 Newport Center Drive, Suite 249

Newport Beach, CA 92660

(Address of principal executive office) (Zip code)

(888) 445-4886

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2024 based on the last sale of the Company’s common stock of $0.589, was approximately $7,609,535.44.

As of March 26, 2025, there were 707,106 of the registrant’s common stock par value $0.001 per share, issued and outstanding.

PMGC HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Except where the context otherwise requires and for purposes of this Annual Report only, references to:

●	“Exchange Act” are to the United States Securities Exchange Act of 1934, as amended;

●	“FY2023”, “FY2024” are to fiscal year ended December 31, 2023, and December 31, 2024, respectively;

●	“cGMP” are to current good manufacturing practices.

●	“Common Stock” are to our Common Stock with a par value of $0.001 per share

●	“KOL” are to key opinion leader.

●	“SEC” or “Securities and Exchange Commission” are to United States Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended; and

●	“PMGC”, “our business”, “our Company”, “Company”, “we”, “us”, “our” and “Group” are to PMGC Holdings Inc., a Nevada corporation and, unless the context requires otherwise, its subsidiaries.

Definitions of Commonly Used Terms

For additional context of commonly used terms within this Annual Report on Form 10-K the following definitions are applicable when used herein:

ii

PART I

Item 1. Business

Overview

We manage and operate a diverse portfolio of three wholly owned subsidiaries across the medical aesthetics and biopharmaceutical sectors:

●	Northstrive Biosciences Inc. is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Research Inc., based in Canada, is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

●	PMGC Capital LLC is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Its mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

We are dedicated to enhancing our portfolio through the acquisition of operating companies and innovative biotechnology assets that align with our growth mission, while actively pursuing opportunities to foster growth and drive innovation.

As of January 16, 2025, we completed the divestiture of the assets relating to our prior Elevai Skincare Inc. business. Elevai Skincare Inc., previously specializing in developing and commercializing physician-dispensed skincare products, is no longer part of our operations. Post closing of the asset sale, we changed the name of Elevai Skincare Inc. changed its name to PMGC Impasse Corp. on January 17, 2025. The Skincare asset divestiture enables us to dedicate more resources and time to advancing our initiatives and assets in larger markets with unmet needs, creating greater growth opportunities for the Company and its shareholders. Our efforts will focus on the clinical development of biotechnology assets through NorthStrive Biosciences Inc. while leveraging our R&D capabilities through PMGC Research Inc. Moreover, this strategic shift positions us to actively explore and execute potential business acquisitions and high-value biotechnology assets, further strengthening our portfolio and driving long-term growth.

Business Strategy

PMGC Holdings Inc. currently operates as a holding company focusing on developing biotechnology assets, advancing novel science and discoveries through collaborative strategic research and development partnerships. We intend to find and acquire additional operating companies in agnostic sectors.

Northstrive Biosciences Inc.

Northstrive Biosciences Inc., a wholly owned subsidiary of PMGC Holdings Inc., is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Currently, more than 40% of adults in the United States live with obesity - a figure predicted to rise to approximately 50% by 2030. Obesity is a leading risk factor for the development of serious health conditions, including Type 2 diabetes and heart failure. Goldman Sachs predicts that this epidemic will create a $100 billion market for anti-obesity players.

Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. EL-22 has completed a Phase 1 clinical trial in South Korea, demonstrating it was generally well tolerated and safe in healthy volunteers. No subjects dropped out due to adverse events and no statistically significant difference was found between the intervention groups in the incidence of treatment emergent adverse events. Elevai intends to evaluate EL-22 for efficacy and safety in combination with popular weight-loss therapeutics currently on the market, with the goal of decreasing fat mass while preventing the muscle wasting that commonly occurs with weight-loss drugs. We are working towards filing an IND with the FDA to test EL-22 in human subjects. Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A and also being positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists. In a preclinical healthy mouse model, EL-32 demonstrated a statistically significant increase in Activin-A and myostatin antibodies, confirming the efficacy using the ELISA test.

PMGC Research Inc.

PMGC Research Inc., a wholly owned subsidiary of PMGC Holdings Inc., is dedicated to advancing innovative research and development initiatives in Canada by leveraging government grants and funding programs. Through strategic collaborations with leading research institutions and industry partners, PMGC Research Inc. aims to accelerate scientific discovery and transform cutting-edge technologies into commercially viable products.

PMGC Capital LLC

PMGC Capital LLC, a wholly owned subsidiary of PMGC Holdings Inc., is a multi-strategy investment vehicle engaged in investing, lending and pursuing diversified investment opportunities. PMGC Capital LLC actively supports the growth and expansion of PMGC Holdings’ portfolio companies. The subsidiary’s dynamic investment approach is designed to capitalize on high yield returns on capital and investing into and acquiring assets and companies that are undervalued.

Northstrive Biosciences Products

Northstrive Biosciences leverages a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. Our lead asset, EL-22, has completed a Phase 1 clinical trial in South Korea, demonstrating it was generally well tolerated and safe in healthy volunteers. No subjects dropped out due to adverse events and no statistically significant difference was found between the intervention groups in the incidence of treatment emergent adverse events.

Preclinical results of EL-22 from a 2022 study demonstrated physiological (serum creatine kinase level), physical (body weight change), and functional (rotarod test) improvements in the dystrophic features of mdx mice, a mouse model of Duchenne muscular dystrophy (DMD)1. Elevai believes that EL-22 has the potential to treat obesity in combination with popular weight loss therapeutics, including GLP-1 receptor agonists, by preserving muscle mass while decreasing fat mass. We plan to submit an Investigational New Drug (IND) application in 2025 that utilizes the licensed asset EL-22 for efficacy and safety in combination with popular weight-loss therapeutics currently on the market, with the goal of decreasing fat mass while preventing the muscle wasting that commonly occurs with weight-loss drugs. Regulatory bodies might require us to conduct preclinical bridge studies in order to pivot EL-22 from DMD to obesity indications.

Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A and also positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists.

Several key companies are actively developing GLP-1 drugs for obesity and complementary treatments to address associated conditions such as muscle wasting. These companies include:

1.	Novo Nordisk: Known for its GLP-1 drugs, Ozempic and Wegovy, Novo Nordisk remains a dominant player in the obesity drug market. They have shown significant efficacy in weight loss and improving cardiovascular health.

2.	Eli Lilly: Another major player with its GLP-1 drug, Mounjaro (tirzepatide), which has shown promising results in weight loss. Eli Lilly also acquired Versanis Bio, which is developing bimagrumab, a drug that helps increase lean muscle mass while reducing fat.

3.	Pfizer: Developing danuglipron, an oral GLP-1 analog, aimed at carving out a niche in the obesity market with a more convenient dosing regimen.

4.	Biohaven: Biohaven’t taldefgrobep is an investigational fusion protein targeting myostatin to impact skeletal muscle growth relevant to individuals living with overweight and obesity.

5.	Scholar Rock: Scholar Rock’s apitegromab is an inhibitor of the activation of latent myostatin, with the aim of improving patients’ motor function. Scholar Rock is assessing apitegromab’s ability to preserve lean muscle mass in individuals on GLP-1 receptor agonist therapy for obesity.

6.	Veru: Veru’s enobosarm is an androgen receptor modulator, also known as a SARM, to address the loss of muscle in patients undergoing weight loss therapy with GLP-1 drugs.

1.	Reference: Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22, Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059

These companies are at the forefront of developing both GLP-1 drugs and complementary treatments to address the growing need for effective obesity management and the prevention of muscle wasting associated with weight loss.

Operational and Competitive Strengths

We face competition from both commercialized obesity medications, as well as clinical candidates that are still in the development stage. We believe the primary competitive factors in our favor for EL-22 & EL-32 are the following:

●	Our First-in-Class Approach and Early Results

Northstrive Biosciences is developing EL-22, an engineered probiotic with myostatin antigens, to elicit an immune response that could help people achieve substantial fat loss while preserving muscle mass. Based on the generated preclinical data and the mechanism of the myostatin-activin signaling pathway effect on muscle wasting, we believe that EL-22 has the potential to treat obesity in combination with GLP-1 receptor agonists by preserving muscle mass while decreasing fat mass. In the preclinical studies1:

●	EL-22 showed a statistically significant increase in anti-myostatin IgG antibody concentration, where myostatin is a key negative regulator of muscle growth.

●	EL-22 showed a statistically significant decrease in creatine kinase levels, which indicates a decrease of muscle destruction.

●	EL-22 administered to mdx mice, a mouse model of Duchenne muscular dystrophy, had improved physical activity and gross motor function, as demonstrated by a longer duration during rotarod tests.

Based on the generated preclinical data and the mechanism of the myostatin-activin signaling pathway effect on muscle wasting, we believe that EL-22 has the potential to treat obesity in combination with GLP-1 by preserving muscle mass while decreasing fat mass. The Company intends to complete an IND submission in 2025 and to initiate clinical trials in the U.S. to evaluate the myostatin approach in combination with one or more GLP-1 receptor agonists in obesity. Our ability to proceed with human trials is contingent upon the FDA clearing the IND submission.

●	Our Candidates’ Ease of Use and Convenient Oral Administration

We believe our product candidates EL-22 and EL-32 would be the only oral myostatin formulations to date, making Northstrive Bioscience an early mover in the emerging GLP-1 combination space for muscle preservation. Existing approaches targeting obesity with combinations to preserve muscle mass while on weight loss therapies are administered through injectable forms; either subcutaneously or intravenously. Although effective, many patients in general prefer orally administered medications over injections due to factors like convenience, ease of administration, and fear of needles. Our product candidates have been designed to be oral capsules to provide benefits without any needling.

Strategy

Northstrive Biosciences’ strategy focuses primarily on the clinical development and commercialization of novel medicines for the treatment of metabolic diseases, including obesity. We will need substantial capital to support our drug development and any related commercialization efforts for our drug candidates. The key elements of our strategy are:

●	Develop EL-22 & EL-32 for obesity.

Reference:

[1]	Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22, Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059

Our metabolic drug pipeline is focused on the clinical development of EL-22, a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. Currently, more than 40% of adults in the United States live with obesity - a figure predicted to rise to approximately 50% by 2030.1 Obesity is a leading risk factor for the development of serious health conditions, including Type 2 diabetes and heart failure. Goldman Sachs predicts that this epidemic will create a $100 billion market for anti-obesity players.2

Approved GLP-1 drugs used in weight loss, such as Novo Nordisk’s Ozempic® (semaglutide) & Wegovy®(semaglutide) and Eli Lilly’s Zepbound (tirzepatide), and Mounjaro® (tirzepatide) have transformed the obesity treatment landscape. However, past studies of these highly effective drugs show that up to 20-50% of the weight loss is due to loss of lean muscle.3

Muscle is necessary for metabolism, strength, and physical function. As a result, we believe that one of the key unmet needs in the current obesity landscape is the avoidance of muscle loss while on weight loss treatments. Northstrive Biosciences is developing EL-22, an engineered probiotic with myostatin antigens, to elicit an immune response that could help people achieve substantial fat loss while preserving muscle mass.

Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A and also positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists.

We believe this urgent unmet medical need could be addressed by both EL-22 and EL-32, that may effectively prevent the loss of muscle mass and increase the fat loss experienced by older patients receiving GLP-1 drugs for the treatment of obesity.

Corporate History and Structure

PMGC Holdings Inc. has three wholly owned subsidiaries, PMGC Research Inc. (FKA Reactive Medical Inc.), Northstrive Biosciences Inc. and PMGC Capital LLC.

Reactive Medical Labs Inc. (referred to herein as “Reactive Labs”) was incorporated in Delaware on June 9, 2020. On December 3, 2021, Reactive Labs changed its name to Elevai Labs, Inc. (referred to herein as “Elevai”). Reactive Medical Inc. (referred to herein as “Reactive”) was incorporated in British Columbia, Canada on February 5, 2018. On September 7, 2022, Reactive changed its name to Elevai Research Inc. Elevai Research Inc. is a wholly owned subsidiary of the Company.

On December 20, 2024, the Company re-domesticated to Nevada and changed its name to “PMGC Holdings Inc.”

In June 2021, we entered into a stock transfer agreement with Reactive, whereby we purchased substantially all of the assets and liabilities of Reactive. Under the stock transfer agreement, we acquired 100% of the issued and outstanding common shares of Reactive. Immediately before the stock transfer agreement BWL Investments Ltd., a British Columbia Canada corporation owned 100% of the issued and outstanding common shares of Reactive. In consideration of 100% of the issued and outstanding common shares of Reactive we issued 100 shares of our Common Stock to BWL Investments Ltd. Upon completion of the stock transfer agreement, Reactive became our wholly owned subsidiary. In September 2022, Reactive changed its name to Elevai Research Inc. On January 10, 2025, Elevai Research Inc. changed its name to PMGC Research Inc.

Market, Industry and Other Research-Based Data

Our Market and Industry

We have transitioned to a biotechnology holding company focused on acquiring, licensing, and developing biotechnology assets across various pharmaceutical indications. Our business model consists of two primary components:

1.	PMGC Capital LLC, our multi-strategy investment vehicle, which seeks to generate revenue through capital deployment in undervalued biotechnology assets, structured financings, and public and private market investments.

2.	NorthStrive Biosciences Inc., our biotechnology subsidiary focused on advancing clinical-stage assets toward regulatory approval and commercialization.

References:

[1]	Ward ZJ, BleichSN, Cradock AL, Barrett JL, Giles CM, Flax CN, Long MW, GortmakerSL. Projected U.S. State-Level Prevalence of Adult Obesity and Severe Obesity. N Engl J Med 2019;381:2440-2450. https://www.nejm.org/doi/full/10.1056/NEJMsa1909301.

[2]	Why the anti-obesity drug market could grow to $100 billion by 2030. https://www.goldmansachs.com/insights/articles/anti-obesity-drug-market.html.

[3]	Sargeant JA, Henson J, King JA, Yates T, Khunti K, Davies MJ. A Review of the Effects of Glucagon-Like Peptide-1 Receptor Agonists and Sodium-Glucose Cotransporter 2 Inhibitors on Lean Body Mass in Humans. Endocrinol Metab (Seoul). 2019 Sep;34(3):247-262. doi: 10.3803/EnM.2019.34.3.247. PMID: 31565876; PMCID: PMC6769337.

As part of this strategic shift, we no longer operate in the physician-dispensed cosmetics or medical aesthetics markets. Instead, our focus is on developing and acquiring biotechnology assets that address critical unmet medical needs.

Industry Data

The global biotechnology market continues to grow, driven by advancements in gene therapies, regenerative medicine, and biologics. According to market research, the global biotechnology industry was valued at approximately $1.37 trillion in 2022 and is expected to grow at a CAGR of 12.8% from 2023 to 2030.28 This expansion is fueled by rising R&D investments, regulatory approvals, and the increasing adoption of biotechnology-based therapies.

The biopharmaceutical sector, which includes therapeutic proteins, monoclonal antibodies, and cell & gene therapies, represents a significant share of this growth. The market for gene therapies alone is expected to exceed $25 billion by 2028, with companies rapidly advancing clinical-stage assets in oncology, metabolic diseases, and neurodegenerative disorders.29

The weight-loss drug market has also emerged as a high-growth sector, with GLP-1 receptor agonists such as Novo Nordisk’s Ozempic® and Eli Lilly’s Mounjaro® driving unprecedented demand. Goldman Sachs projects the anti-obesity drug market could reach $100 billion by 2030.30 However, research indicates that up to 40% of weight loss from GLP-1 drugs comes from lean muscle loss, creating an unmet need for therapies that preserve muscle mass during treatment.31

Our Lead Asset - EL-22: A Myostatin-Targeting Probiotic for Obesity and Muscle Preservation

PMGC is currently developing EL-22, an engineered probiotic expressing myostatin antigens, designed to elicit an immune response that helps preserve muscle mass while promoting fat loss. Based on preclinical data and the role of myostatin-activin signaling in muscle metabolism, we believe EL-22 has the potential to:

●	Complement existing GLP-1 receptor agonists (e.g., Ozempic®, Wegovy®, Mounjaro®) by reducing muscle degradation while facilitating fat loss.

●	Improve muscle function and physical endurance, addressing key concerns associated with weight loss treatments.

Preclinical studies demonstrated that EL-22:

●	Significantly increased anti-myostatin IgG antibody concentration, blocking myostatin-a known negative regulator of muscle growth.

●	Reduced creatine kinase levels, indicating lower muscle destruction.

●	Improved physical activity and motor function in mdx mice, a model for Duchenne muscular dystrophy (DMD).[32]

PMGC intends to submit an Investigational New Drug (IND) application for EL-22 in 2025 and initiate clinical trials in the U.S. to evaluate its potential in combination with GLP-1 receptor agonists for obesity treatment. However, human trials are contingent upon FDA clearance of the IND submission.

With PMGC Capital LLC driving investment revenue and NorthStrive Biosciences Inc. advancing clinical assets like EL-22, our business is well-positioned to capitalize on emerging opportunities in biotechnology. By focusing on strategic acquisitions, clinical development, and high-growth markets, we aim to enhance shareholder value and establish PMGC Holdings as a leader in biotechnology innovation.

References

28.	Biotechnology Market Size Report, 2023-2030. (Grand View Research)

29.	Gene Therapy Market Growth, 2028. (Fortune Business Insights)

30.	Why the Anti-Obesity Drug Market Could Grow to $100 Billion by 2030. (Goldman Sachs)

31.	Sargeant JA, Henson J, King JA, Yates T, Khunti K, Davies MJ. A Review of the Effects of Glucagon-Like Peptide-1 Receptor Agonists on Lean Body Mass in Humans. Endocrinol Metab (Seoul). 2019 Sep;34(3):247-262. doi: 10.3803/EnM.2019.34.3.247. PMID: 31565876; PMCID: PMC6769337.

32.	Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22. Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059.

Currently, more than 40% of adults in the United States live with obesity - a figure predicted to rise to approximately 50% by 2030.24 Obesity is a leading risk factor for the development of serious health conditions, including Type 2 diabetes and heart failure. Goldman Sachs predicts that this epidemic will create a $100 billion market for anti-obesity players.25

Approved GLP-1 drugs used in weight loss, such as Novo Nordisk’s Ozempic® (semaglutide) & Wegovy®(semaglutide) and Eli Lilly’s Zepbound (tirzepatide), and Mounjaro® (tirzepatide) have transformed the obesity treatment landscape. However, past studies of these highly effective drugs show that up to 40% of the weight loss is due to loss of lean muscle.26

Muscle is necessary for metabolism, strength, and physical function. As a result, we believe that one of the key unmet needs in the current obesity landscape is the avoidance of muscle loss while on weight loss treatments. PMGC is developing EL-22, an engineered probiotic with myostatin antigens, to elicit an immune response that could help people achieve substantial fat loss while preserving muscle mass.

Based on the generated preclinical data and the mechanism of the myostatin-activin signaling pathway effect on muscle wasting, PMGC believes that EL-22 has the potential to treat obesity in combination with GLP-1 receptor agonists by preserving muscle mass while decreasing fat mass. In the preclinical studies,27

●	EL-22 showed a statistically significant increase in anti-myostatin IgG antibody concentration, where myostatin is a key negative regulator of muscle growth.

●	EL-22 showed a statistically significant decrease in creatine kinase levels, which indicates a decrease of muscle destruction.

●	EL-22 administered to mdx mice, a mouse model of Duchenne muscular dystrophy, had improved physical activity and gross motor function, as demonstrated by a longer duration during rotarod tests.

Based on the highlighted preclinical data, PMGC believes that EL-22 has the potential to treat obesity in combination with GLP-1 by preserving muscle mass while decreasing fat mass. The Company intends to complete an IND submission in 2025 and to initiate clinical trials in the U.S. to evaluate the myostatin approach in combination with one or more GLP-1 receptor agonists in obesity. Our ability to proceed with a human trial is contingent upon the FDA clearing the IND submission.

References:

[24]	Ward ZJ, BleichSN, Cradock AL, Barrett JL, Giles CM, Flax CN, Long MW, GortmakerSL. Projected U.S. State-Level Prevalence of Adult Obesity and Severe Obesity. N Engl J Med 2019;381:2440-2450. https://www.nejm.org/doi/full/10.1056/NEJMsa1909301.

[25]	Why the anti-obesity drug market could grow to $100 billion by 2030. https://www.goldmansachs.com/insights/articles/anti-obesity-drug-market.html.

[26]	Sargeant JA, Henson J, King JA, Yates T, Khunti K, Davies MJ. A Review of the Effects of Glucagon-Like Peptide-1 Receptor Agonists and Sodium-Glucose Cotransporter 2 Inhibitors on Lean Body Mass in Humans. Endocrinol Metab (Seoul). 2019 Sep;34(3):247-262. doi: 10.3803/EnM.2019.34.3.247. PMID: 31565876; PMCID: PMC6769337.

[27]	Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22, Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059.

Northstrive Biosciences Products

Northstrive Biosciences leverages a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. Our lead asset, EL-22, has completed a Phase 1 clinical trial in South Korea, demonstrating it was generally well tolerated and safe in healthy volunteers. No subjects dropped out due to adverse events and no statistically significant difference was found between the intervention groups in the incidence of treatment emergent adverse events.

Preclinical results of EL-22 from a 2022 study demonstrated physiological (serum creatine kinase level), physical (body weight change), and functional (rotarod test) improvements in the dystrophic features of mdx mice, a mouse model of Duchenne muscular dystrophy (DMD)1. PMGC believes that EL-22 has the potential to treat obesity in combination with popular weight loss therapeutics, including GLP-1 receptor agonists, by preserving muscle mass while decreasing fat mass. We plan to submit an Investigational New Drug (IND) application in 2025 that utilizes the licensed asset EL-22 for efficacy and safety in combination with popular weight-loss therapeutics currently on the market, with the goal of decreasing fat mass while preventing the muscle wasting that commonly occurs with weight-loss drugs. Regulatory bodies might require us to conduct preclinical bridge studies in order to pivot EL-22 from DMD to obesity indications.

Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A and also positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists.

Competition

Several key companies are actively developing GLP-1 drugs for obesity and complementary treatments to address associated conditions such as muscle wasting. These companies include:

1.	Novo Nordisk: Known for its GLP-1 drugs, Ozempic and Wegovy, Novo Nordisk remains a dominant player in the obesity drug market. They have shown significant efficacy in weight loss and improving cardiovascular health.

2.	Eli Lilly: Another major player with its GLP-1 drug, Mounjaro (tirzepatide), which has shown promising results in weight loss. Eli Lilly also acquired Versanis Bio, which is developing bimagrumab, a drug that helps increase lean muscle mass while reducing fat.

3.	Pfizer: Developing danuglipron, an oral GLP-1 analog, aimed at carving out a niche in the obesity market with a more convenient dosing regimen.

4.	Altimmune: Their GLP-1 drug, pemvidutide, has shown potential in weight loss and reduction of dyslipidemia.

5.	AstraZeneca, Bristol Myers Squibb, Novartis, and Amgen: These companies are in the early stages of developing obesity treatments, including various GLP-1 receptor agonists and other innovative pharmacological approaches.

6.	Shionogi: Developing S-309309, an oral MGAT2 inhibitor, which targets lipid metabolism for weight loss.

7.	Aphaia Pharma: Their APHD-012 mimics the metabolic benefits of bypass surgery.

Several key companies are actively developing GLP-1 drugs for obesity and complementary treatments to address associated conditions such as muscle wasting:

1.	Novo Nordisk: A leader in the GLP-1 drug market with its products Ozempic and Wegovy. These drugs have shown substantial efficacy in weight loss and improving cardiovascular health.

2.	Eli Lilly: Eli Lilly’s GLP-1 drug, Mounjaro (tirzepatide), is known for its significant weight loss results. Additionally, Eli Lilly acquired Versanis Bio, which is developing bimagrumab, a drug that helps increase lean muscle mass while reducing fat.

3.	Pfizer: Pfizer is developing an oral GLP-1 analog, danuglipron, aimed at offering a more convenient dosing regimen for obesity treatment.

4.	Altimmune: Their GLP-1 drug, pemvidutide, has shown potential in weight loss and reducing dyslipidemia, contributing to overall metabolic health.

5.	AstraZeneca, Bristol Myers Squibb, Novartis, and Amgen: These companies are in the early stages of developing obesity treatments, including various GLP-1 receptor agonists and other innovative pharmacological approaches.

6.	Shionogi: Shionogi is developing S-309309, an oral MGAT2 inhibitor that targets lipid metabolism for weight loss.

7.	Aphaia Pharma: Their drug APHD-012 mimics the metabolic benefits of bypass surgery, offering a novel approach to weight loss.

These companies are at the forefront of developing both GLP-1 drugs and complementary treatments to address the growing need for effective obesity management and the prevention of muscle wasting associated with weight loss.

[1]	Reference: Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22, Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059.

Operational and Competitive Strengths

We operate in a highly competitive biotechnology and investment landscape, facing competition from pharmaceutical companies, biotechnology firms, and investment funds. Our key competitive advantages include:

●	Strategic Capital Deployment: Through PMGC Capital LLC, we seek to acquire undervalued assets, optimizing capital returns while expanding our portfolio.

●	Diversified Biotechnology Holdings: We establish wholly owned subsidiaries to develop clinical-stage and preclinical assets across multiple therapeutic areas.

●	Advancement of High-Potential Biotechnology Assets: Our subsidiary, NorthStrive Biosciences Inc., is progressing EL-22, a lead asset targeting muscle preservation in obesity treatment.

●	Flexible M&A and Licensing Model: Our structure allows for strategic acquisitions, licensing deals, and potential spin-offs, creating value for shareholders.

As of the date of this Annual Report on Form 10-K, there are no FDA approved medical products utilizing exosomes.

Our Well Recognized and Award-winning Team and Brand

Executive Team

Graydon Bensler

Chief Executive Officer and Chief Financial Officer

Mr. Bensler is a financial professional and executive with over seven years of experience in financial consulting and management for both private businesses and U.S./Canadian publicly traded companies. He co-founded an EdTech curriculum management and scheduling company in 2017, which was implemented in academic institutions across Canada and the United States. From 2017 to 2019, he served as an account manager at a leading Canadian investor relations firm, collaborating with investment banks, brokers, and company executives across various sectors. Between 2019 and 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm, where he led valuations and facilitated public offerings for companies in Canada and the U.S. He holds a Bachelor of Management and Organizational Studies degree with a specialization in Finance from the University of Western Ontario and is a CFA Charterholder.

Daniel Mero

Co-Founder, Northstrive Biosciences Inc.

Mr. Mero is a biotechnology analyst who served as Research Director at PropThink, a leading online platform for healthcare investors. He has a talent for business development and identifying pharmaceutical licensing opportunities from top collaborators and university researchers. Mr. Mero was instrumental in discovering our lead asset, EL-22, and in the formation of NorthStrive Biosciences. He earned his Bachelor of Commerce degree with a specialization in Finance and Economics from the University of Toronto.

Scientific Advisory Board

Roger A. Fielding, PhD

Dr. Fielding serves as Team Lead and Senior Scientist of the Nutrition, Exercise Physiology, and Sarcopenia (NEPS) Team at the Jean Mayer USDA Human Nutrition Research Center on Aging at Tufts University. He is also a Professor of Nutrition at Tufts’ Friedman School of Nutrition Science and Policy, a Professor of Medicine at Tufts University School of Medicine, and the Associate Director of the Boston Claude D. Pepper Older Americans Independence Center. Dr. Fielding is an internationally recognized researcher studying the mechanisms contributing to age-associated decline in skeletal muscle mass and function, and the potential role of exercise, nutrition, physical activity, and other therapies in mitigating this process. He has published over 300 peer-reviewed papers and has a strong record of extramural funding from the NIH, USDA, foundations, and industry.

Eduardo Grunvald, MD

Dr. Grunvald is a board-certified obesity medicine physician and serves as the Director of the Weight Management Program at the University of California, San Diego. He evaluates and manages patients through their health and weight-loss journeys and has extensive experience using medications for weight management. As a professor in the Department of Medicine, Dr. Grunvald is active in teaching topics such as metabolism, weight regulation, and the treatment of obesity and weight-related medical conditions. He completed his residency training at the UC San Diego School of Medicine and earned his medical degree at the University of Washington School of Medicine. Dr. Grunvald is board certified in internal medicine and obesity medicine and is a fellow of the American College of Physicians (FACP).

Orian Shirihai, MD, PhD

Dr. Shirihai is a Professor of Medicine at the University of California, Los Angeles (UCLA), where he serves as Director of the UCLA Metabolism Research Theme. His laboratory focuses on mitochondrial structure, function, and quality control, making key contributions to mitochondrial biology, including the discovery of the life cycle of mitochondria and the relationship between mitochondrial architecture and nutrient utilization in metabolic diseases. Dr. Shirihai received his MD and PhD from the Technion - Israel Institute of Technology in 1997.

Justin Roadhouse

Analyst

Mr. Roadhouse is an analyst with experience in financial analysis and research. He has worked in various capacities within the financial industry, contributing to investment strategies and portfolio management. Mr. Roadhouse holds a degree in Finance and has been involved in multiple projects aimed at optimizing investment performance.

Braeden Lichti, a co-founder and our Chairman of the Board, has served as our strategic consultant since July 2020 through his firm NorthStrive Companies Inc. (“NorthStrive”). Mr. Lichti is the founder and CEO of NorthStrive since its inception in 2020. NorthStrive is a California corporation that focuses on identifying public markets venture capital investment opportunities in high-growth early-stage companies. NorthStrive is a sector agnostic privately held firm that has identified and invested, through its principal owners, in industries, including biotechnology, medical devices, and medical aesthetics. We believe Mr. Lichti will be a continued asset to the Company due to his network within the healthcare and aesthetic business community, and his experience identifying investment opportunities. Mr. Lichti will be beneficial to the Company as it seeks to identify new business and capital opportunities which led to the conclusion that NorthStrive should continue to be our advisor.

Kevin Green is an experienced healthcare executive with a broad background in life sciences and biotechnology finance and operations. He has over ten years of business development experience in the medical aesthetics field including Allergan Plc, a division of AbbVie Inc., Elsie Biotechnologynologies, and Bioniz, LLC. Kevin has been involved in multiple acquisitions for companies that remain our competitors, such as SkinMedica Inc. With Kevin’s broad operations and finance expertise, he brings relevant generalist experience to assist in our business development functions. He has been an advisor to us and made several key introductions between our founders and prominent executives and practitioners in the physician-dispensed aesthetic space. We expect Kevin to continue to network on our behalf and provide key input on key business dealings and product development moving forward.

Strategy

We aim to position PMGC Holdings Inc. as a leading holding company, leveraging strategic acquisitions, capital deployment, and asset optimization to drive long-term growth.

Our strategy is built on three key pillars:

1.	Capital Deployment for Stronger Returns Through PMGC Capital LLC, we focus on achieving high returns on capital by investing in undervalued assets, deploying treasury funds into public and private investments, and leveraging structured financings to maximize value.

2.	Acquiring and Scaling Biotechnology and High-Growth Operating Companies We actively seek acquisitions in the biotechnology sector and other high-growth industries, financing their expansion through equity, debt, and available grants. By integrating synergistic businesses under our portfolio, we enhance operational efficiencies, accelerate commercialization, and unlock market opportunities.

3.	Spin-Offs and Strategic Portfolio Optimization We continuously evaluate spin-off opportunities for wholly owned subsidiaries or specific assets, allowing us to unlock shareholder value and create independent, specialized companies. This approach enables us to capitalize on advanced scientific research and address significant unmet medical needs while maintaining a diversified and scalable business model.

Intellectual Property

PMGC Holdings Inc.

Patents

Below is a table, with footnotes, that includes our United States patents, with their referenced property numbers, that are material to our business as of March 21, 2025:

Property No.	Patent Title	Application Number and Filing Date	Application Type	Jurisdiction	Ownership Status and Expiration Date
1.	Fusion Protein of Myo-2 for Use in Treating Muscle Loss in Obese Patients	63/639,722, 04/29/2024	Provisional	USA	Elevai Labs, Inc., 04/29/2025
2.	Combination Therapy of a Fusion Protein of Myo-2 with a GLP-1 Receptor Agonist for Use in Treating Muscle Loss in Obese Patients	63/639,723, 04/29/2024	Provisional	USA	Elevai Labs, Inc., 04/29/2025
3.	Pharmaceutical Composition for Treatment of Muscle Loss Due to Obesity	63/639,727, 04/29/2024	Provisional	USA	Elevai Labs, Inc., 04/29/2025
4.	Combination Therapy for Treatment of Muscle Loss Due to Obesity	63/639,728, 04/29/2024	Provisional	USA	Elevai Labs, Inc., 04/29/2025

Below is a table that includes our granted United States patents as of March 26, 2025:

(1)	Granted patent based on Property.

Below is a table that includes our United States patent applications as of January 24, 2025:

Patent Title	Filing Date	Application Type	Jurisdiction
Fusion Protein of Myo-2 for Use in Treating Muscle Loss in Obese Patients (1)	9/30/2024	Non-provisional	USA
Combination Therapy of a Fusion Protein of Myo-2 with a GLP-1 Receptor Agonist for Use in Treating Muscle Loss in Obese Patients (2)	9/30/2024	Non-Provisional	USA
Pharmaceutical Composition for Treatment of Muscle Loss Due to Obesity (3)	10/15/2024	Non-provisional	USA
Combination Therapy for Treatment of Muscle Loss Due to Obesity (4)	04/28/2025	Non-provisional	USA

(1)	Non-provisional patent application based on Property.

(2)	Non-provisional patent application based on Property.

(3)	Non-provisional patent application based on Property.

(4)	Non-provisional patent application based on Property.

Trademarks

Docket Number	Trademark	Country / Region	Classes	Application No.	Registration No.	Status	Substatus
15981-0119	ELEVAI BIOSCIENCES	United States - (US)	5, 42	98533158		Filed - (F)	Pending - (PEND)
15981-0119.1	ELEVAI BIOSCIENCES (& Des.)	United States - (US)	5, 42	98533161		Filed - (F)	Pending - (PEND)

Domain Names

We have the right to use the following domain registration issued in the United States, as noted below:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name	Owner
1	July 31, 2024	July 31, 2027	GoDaddy	www.pmgcholdings.com	PMGC Holdings Inc.
2	April 10, 2024	April 10, 2025	GoDaddy	www.northstrivebio.com	PMGC Holdings Inc.

NorthStrive Biosciences Inc.

Patents

Property No.	Licensed Product/ Nation	Registration Number	Registration Date	Title
1.	EL-22 Korea	10-0857861-0000	2008.09.03	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
2.	EL-22 Korea	10-0872042-0000	2008.11.28	Cell Surface Expression Vector of Myostatin and Microorganisms Transformed Thereby
3.	EL-22 USA	8470551	2013.06.25	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
4.	EL-22 Japan	05634867	2014.10.24	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
5.	EL-22 China	ZL200780101116.2	2013.06.19	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof

Patent Applications

Property No.	Licensed Product/ Nation	Patent Application Serial No	Filing Date	Title
1.	EL-32 USA	18/627,462	2024.04.05	Pharmaceutical composition for alleviation, treatment, and prevention of sarcopenia containing microorganism transformed with cell surface display vector operably linked with gene encoding myostatin and activin A proteins as active ingredient
2.	EL-32 Korea	10-2022-0136606	2022.10.21	A pharmaceutical composition for alleviation, treatment and prevention of sarcopenia containing a microorganism transformed with a vector expressing myostatin and activin A on the cell surface as an active ingredient

Trademarks

Docket Number	Trademark	Country / Region	Classes	Application No.	Registration No.	Status	Substatus
15981-0119	ELEVAI BIOSCIENCES	United States - (US)	5, 42	98533158		Filed - (F)	Pending - (PEND)
15981-0119.1	ELEVAI BIOSCIENCES (& Des.)

Sales and Marketing

As a biotechnology holding company, our sales and marketing efforts focus on maximizing asset value through strategic partnerships, licensing agreements, and investment-driven growth strategies rather than traditional direct sales models.

Commercialization and Licensing Strategy

●	We seek commercial partnerships, licensing agreements, and strategic acquisitions to monetize our biotechnology assets.

●	Instead of building a direct sales force, we collaborate with biotechnology, pharmaceutical, and healthcare companies to facilitate late-stage clinical development and commercialization.

●	Our approach includes leveraging key opinion leaders (KOLs), industry networks, and advisory boards to enhance visibility and credibility.

Marketing and Investor Relations

●	We actively market our portfolio companies, investment strategies, and biotechnology assets to institutional investors, venture partners, and strategic acquirers.

●	We engage in scientific conferences, industry events, and investor presentations to generate interest and attract potential commercial partners or acquirers.

By focusing on strategic alliances, funding opportunities, and investment-driven asset growth, we aim to enhance portfolio value and drive commercialization through industry partnerships.

Our Facilities

Our principal executive office is located at 120 Newport Center Drive, Newport Beach, CA 92660. The office has 500 square feet, and the lease runs from April 2024 to February 2025. The monthly rent is $1,561.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square feet)	Average Monthly Rent
April 2024 to February 2025	120 Newport Center Drive, Newport Beach, CA 92660	500	$1,561

Some members of our management work outside of these premises in office space that we do not rent.

Employees

As of the date of this Annual Report, we have two (2) full-time employees and one part-time employee. We provide employee benefits for each employee which include medical, unemployment, and work injury compensation. Our employees have not formed any employee union or association. We have developed various methods to train our employees adequately for the functions they perform and are aware of the laws and regulations affecting our industry. Our success depends on our ability to attract, retain and motivate qualified employees. We endeavor to offer employees competitive compensation packages and a positive, dynamic and creative work environment. We believe that we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Regulations

Government Regulation and Biologic Drug Approval

Government authorities in the United States, at the federal, state and local level, and other countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, marketing and export and import of products such as those we are selling and developing. Because we are developing product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear and may change. Regulatory requirements governing our product candidates have changed frequently and will likely continue to change in the future. We believe that the FDA will regulate part of our product candidates as a biologic drug (i.e., a biologic) through the Biologics License Application (“BLA”) process under the jurisdiction of the Office of Therapeutic Products within the Center for Biologics Evaluation and Research (“CBER”). We will work with FDA to confirm that a BLA is the most appropriate pathway and that CBER will be the FDA center responsible for review and licensure (i.e., approval). For future product candidates, we will also confirm the appropriate approval pathway (i.e., BLA or new drug application (“NDA”)) and the appropriate FDA center with regulatory oversight (i.e., CBER or the Center for Drug Evaluation and Research (“CDER”)).

U.S. Biologic Drug Development Process

In the United States, biologic drugs (“biologics”) are regulated under two statutes: The Public Health Service Act (“PHS Act”) and the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and their implementing regulations. However, submission and approval of only one application-typically either a BLA or an NDA-is required prior to marketing. The FDA has also issued numerous “Guidance Documents” and other materials that address specific aspects of biologic development for particular types of product candidates (e.g., cells, tissues, etc.). Substantial time and financial resources are required to obtain regulatory approvals and subsequently comply with appropriate federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the biologic development, approval, or post-approval processes may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold on ongoing clinical trials, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s current good laboratory practice requirements and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (“IRB”) at each clinical site (or by one “commercial IRB”) before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with cGCP requirements to establish the safety, purity, and potency (i.e., efficacy) of the proposed biologic for its intended use;

●	submission to the FDA of a BLA after completion of all clinical trials;

●	satisfactory outcome of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity, and FDA inspection of selected clinical investigation sites to assess compliance with cGCPs; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

The specific preclinical studies and clinical testing that is required for a BLA varies widely depending upon the specific type of product candidate under development. Prior to beginning a human clinical trial with either a biologic or drug product candidate in the United States, we must submit an IND to the FDA and that IND must become effective. The focus of an IND submission is the general investigational plan and protocol for the proposed clinical study. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; Chemistry Manufacturing and Controls (“CMC”) information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical hold is lifted and the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters for monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Other submissions to an IND include protocol amendments, information amendments, IND safety reports and annual reports. Furthermore, an independent IRB for each clinical trial site (or a “commercial IRB” that acts as the IRB at one or more of the clinical trial sites) must review and approve the protocol and informed consent form before the clinical trial may begin. The IRB also monitors the clinical trial until completed.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). A DSMB authorizes whether or not a study may move forward at designated check points based on access to certain data from the trial. The DSMB may halt the clinical trial if it determines there is an unacceptable safety risk for subjects or on other grounds, such as no demonstration of efficacy. Related reporting requirements for the sponsor, clinical investigator, and/or IRB also include IND safety reports and updating clinical trial results in public registries (e.g., ClinicalTrials.gov).

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism, distribution, excretion, side effects, and, if possible, early evidence of effectiveness. In the case of some products for severe or life-threatening diseases when the product may be too inherently toxic to ethically administer it to healthy volunteers, the initial human testing is often conducted in individuals who have the targeted disease or condition instead of healthy subjects;

●	Phase 2: The product candidate is administered to a limited population of individuals who have the specified disease or condition to continue to evaluate safety, as well as preliminary efficacy, optimal dosages and dosing schedule, possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 (i.e., pivotal) clinical trials; and

●	Phase 3: Generally, the largest in size, Phase 3 clinical trials are generally conducted at multiple geographically dispersed clinical trial sites. The product candidate is administered to an expanded population of individuals who have the specified disease or condition to further evaluate dosage, provide statistically significant evidence of clinical efficacy and gain additional safety data. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Concurrent with clinical trials, sponsors usually complete additional animal studies. Sponsors must also develop information about the chemical and physical characteristics of the biologic and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate, and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, and purity of the final biologic. In addition, the sponsor must develop and test appropriate packaging, and must conduct stability studies to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approval of a BLA, FDA evaluates the establishment by an on-site inspection to ensure the facilities and controls used for the manufacture, processing, packaging, and testing of the drug are adequate to ensure and preserve its identity, strength, quality, and purity.

During the development of a new biologic, sponsors are given opportunities to meet with the FDA. These meetings typically occur before the submission of an IND (i.e., pre-IND meeting), at the end of Phase 2 (i.e., EOP2 meeting), and before a BLA is submitted (i.e., pre-BLA meeting). Meetings at other times may be requested. These meetings provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use EOP2 meetings to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new biologic.

U.S. Review and Approval Process for Biologic Drugs

Assuming successful completion of all required testing in accordance with the applicable statutory and regulatory requirements, the sponsor submits a BLA to the FDA. A BLA contains the results of product development, preclinical and other non-clinical studies and clinical trials, descriptions of the manufacturing process, analytical testing, proposed labeling and other relevant information. The submission of a BLA is subject to the payment of a substantial application fee under the Prescription Drug User Fee Amendments (“PDUFA”). PDUFA fees apply to both drugs and biologics. Sponsors may seek a waiver of these fees in certain limited circumstances, including a waiver of the application fee for the first BLA or NDA submitted by a small business. Product candidates with an Orphan Drug Designation (“ODD”) are not subject to the BLA application fee unless the product application also includes a non-orphan indication.

The FDA reviews a BLA to determine, among other things, whether a biologic is safe, pure, and potent (i.e., effective) for its intended use and whether its manufacturing is GMP-compliant to assure the product’s identity, strength, quality and purity. Under PDUFA, the FDA has a goal date of ten months from the date of “filing” to review and act on the submission. However, the time between submission and filing can add an additional two months as FDA conducts a preliminary review to ensure that the BLA is sufficiently complete to permit substantive review. Formal FDA review of the BLA does not begin until FDA has accepted it for filing. The FDA may refer an application in some cases to an advisory committee for its independent review. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation to FDA as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the locations where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs, and are adequate to assure consistent production of the product within required specifications. An important part of a BLA is a lot release protocol that the sponsor will use to test each lot of product made after BLA approval, as well as the FDA’s own test plan that will be used for confirmatory testing of each post-approval product lot that is made before it is released to the public. If the FDA determines that the data and information in the application, including about the manufacturing process or manufacturing facilities, are not acceptable, then the FDA will outline the deficiencies and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA, it will either issue an approval letter or a Complete Response Letter (“CRL”). The approval letter authorizes commercial marketing of the biologic with approved prescribing information for specific approved indications. On the other hand, a CRL indicates that the review cycle of the application is complete but the BLA cannot be approved in its present form. A CRL usually describes the specific deficiencies identified by the FDA and describes the actions the sponsor must take to correct those deficiencies. A sponsor that receives a CRL must resubmit the BLA after addressing the deficiencies or withdraw the application. Even if such additional data and information are submitted to address the deficiencies, the FDA may decide that the data and information in the resubmitted BLA do not satisfy the approval criteria.

Following marketing approval, a sponsor may need to fulfill certain post-marketing requirements (“PMRs”) or post-marketing commitments (“PMCs”). For example, post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients for the intended therapeutic indication. The trials may be agreed upon prior to approval, or the FDA may require them if new safety issues emerge. Following approval, a sponsor may also need to conduct a pediatric study that was temporarily deferred during the initial product development process. Under the Pediatric Research Equity Act (“PREA”), a sponsor must conduct pediatric clinical trials for most new drugs or biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. PREA studies must be included in the application unless the sponsor has received a deferral or waiver.

A risk evaluation and mitigation strategy (“REMS”) may also be an important component of a BLA approval that requires sponsor post-marketing regulatory efforts. A REMS is a safety strategy to manage a known or potential serious risk associated with a drug or biologic and to enable patients to have continued access to such medicines by managing their safe use. A REMS may include medication guides, physician communication plans, or elements to assure safe use (ETASU) such as restricted distribution methods, patient registries, and other risk minimization tools.

Once approved, the FDA may withdraw the product approval if compliance with PMRs, PMCs, or a REMS program is not maintained or if problems occur after the product reaches the marketplace. The FDA may also request that a product be recalled for an identified safety issue. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

MANAGEMENT

The following table sets forth certain information with respect to our directors, executive officers and significant employees as of March 26, 2025:

Name	Age	Position
Executive Officers:
Graydon Bensler	33	Chief Executive Officer, Chief Financial Officer and Director
Braeden Lichti	39	Chairman of the Board
Non-Executive Directors:
Jeffrey Parry(1)(2)(3)	64	Independent Director and Chair of Nominating Committee
George Kovalyov(1)(2)(3)	39	Independent Director and Chair of Compensation Committee
Juliana Daley(1)(2)(3)	36	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

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

Graydon Bensler, CFA, Chief Executive Officer, Chief Financial Officer and Director

Mr. Bensler has served as our Chief Executive Officer since June 2024 and Chief Financial Officer since inception and a director since June 9, 2020. Mr. Bensler is a financial professional and analyst with over seven years of experience in financial consulting and management for both private businesses and US/Canadian publicly traded companies and is a CFA Charterholder (CFA) In 2017, Mr. Bensler Co-founded an Ed Tech curriculum management and scheduling company that was implanted in academic schools in Canada and the United States. From 2017 to 2019, Mr. Bensler was an account manager at a leading Canadian investor relations firm where he represented publicly traded companies across a wide range of sectors where he worked directly with investment banks, investment brokers and company executives and directors. During his tenure, Mr. Bensler created and conveyed messaging about his clients’ strategic position in the market and successfully guided several companies through multiple financings. From 2019 to 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm where he led valuations and going public transactions for Canadian and United States companies. In this capacity, Mr. Bensler gained strong knowledge of the capital markets, public company compliance requirements, and regularly interfaced with regulators, auditors, board and executive management. Mr. Bensler was also a director of publicly traded Health Logic Interactive Inc. (TSXv:CHIP) from 2020 to 2024. We believe that Mr. Bensler’s past experience as our Chief Financial Officer, his familiarity with both the banking and the financial consulting sectors and his having served as an account manager for similarly situated companies makes him a qualified director for our Company.

Mr. Bensler received his Bachelor of Management and Organizational Studies degree from the University of Western Ontario, with specialization in Finance, and is a CFA Charterholder.

Braeden Lichti, Chairman of the Board

Braeden Lichti is the founder and Chief Executive Officer of BWL Investments Ltd., a privately held holding corporation he established in 2016, and NorthStrive Companies, Inc., a U.S. based investment and advisory services company he founded in 2021. Mr. Lichti also serves as Chairman of Hydromer, Inc., a global leader in surface modification and coating solutions, focusing on hydrophilic, thromboresistant and antimicrobial coatings for medical devices and various industrial applications. Established in 1980 and headquartered in Concord, North Carolina, Hydromer offers a wide range of services, including polymer research and development, contract coating and specialized analytical testing. Mr. Lichti co-founded PMGC Holdings Inc. in 2020 and has served as its advisor and has been a principal stockholder since its formation. He has remained the largest stockholder through companies he controls and recently assumed the role of Chairman in 2024. We believe that Mr. Lichti’s past experience as our director and advisor, his extensive executive experience and his having served as Chairman for similarly situated companies makes him a qualified director for our Company.

Jeffrey Parry, Independent Director, Chair of the Nominating Committee and member of the of Audit Committee and Compensation Committee

Mr. Parry was appointed as an independent director in June 2023 and is a partner of Mystic Marine Advisors LLC, a Connecticut based advisory firm he founded in 1998 focused on emerging and turnaround situations for strategic and financial stakeholders. Jeffrey served as Executive Chairman of TBS Shipping Limited from 2012 to 2018 where he led a successful restructuring and co-founded Valhalla Shipping, Inc with an $167 million equity investment by institutional investors. From July 2008 to October 2009, Mr. Parry was the Chief Executive Officer of Nasdaq-listed Aries Maritime Transport Limited and led a successful turn-around and sale to strategic investors. Mr. Parry was a Managing Director of Poten & Partners, an international energy advisor, from 2001 to 2007 where in 2006 he co-founded Poten Capital Services LLC, a New York based broker-dealer. Earlier in his career, Mr. Parry founded Cool FM and 7X Television in Athens, Greece and served as President of One Fifth Avenue Apartment Corporation. Since 2010, Jeffrey has served as an independent director of Nasdaq listed Globus Maritime Ltd. where he sits on the audit committee. Mr. Parry holds a BA from Brown University and MBA from Columbia University. His educational and professional experience in business, his background and familiarity in investment banking, and his having served as a director of a company listed on Nasdaq makes him a qualified director candidate for our Company.

George Kovalyov, Independent Director, Chair of the Compensation Committee and member of the of Audit Committee and Nominating Committee

Mr. Kovalyov has acted as Chief Financial Officer and Treasurer of Marizyme, Inc. since December 2021. Since November 2022, Mr. Kovalyov has also been a director of DGTL Holdings Inc. Previously he served as the chief operating officer and director of Health Logic Interactive Inc. (“HLII”) from September 2020 to November 2021, and as HLII’s chief financial officer from December 2021 to September 2022. In addition, Mr. Kovalyov served as a director and audit committee member of Margaret Lake Diamonds Inc. from January 2021 to August 2022. From September 2018 to September 2020, Mr. Kovalyov was VP of Finance and director of Phivida Holdings Inc., a brand of cannabidiol-infused foods, beverages and clinical products. From October 2016 to September 2020, Mr. Kovalyov was the principal owner of Schindler and Company, an accounting consulting firm. Mr. Kovalyov is a chartered accountant and is a member of Chartered Professional Accountants of Canada. Mr. Kovalyov is qualified to serve on the Board due to his extensive accounting and finance experience.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Condition

Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of year-end December 31, 2023 and December 31, 2022. As of December 31, 2024 and December 31, 2023, the Company had net working capital of $4,251,867 and $3,622,091, respectively, and has an accumulated deficit of $13,269,627 and $7,023,890, respectively. Included in the accumulated deficit are losses of $6,245,737 for the year ended December 31, 2024 and $4,301,517 for the year ended December 31, 2023. Given all these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our ability to continue as a going concern depends on the success of any future offering and receipt of additional funds through debt or equity financing and our operations. In the event we are unable to obtain such funding, we may have to delay, reduce or eliminate certain of our planned operations, including some of our research and development and/or clinical validation studies to demonstrate aesthetic improvement, reduce overall overhead expense, or divest assets. This in turn may have an adverse effect on our ability to realize the value of our assets. If we are unable to continue as a going concern, you may lose all or part of your investment.

We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $6,245,737 and $4,301,517, for the years ended December 31, 2024 and 2023, respectively. Our expenses will likely increase in the future and may be more costly than we expect and may not result in increased revenue or growth in our business. These offerings may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our current growth may not be indicative of our future growth and, if we begin to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have experienced minimal growth since our launch in 2020. For example, our revenue increased from nil in 2020 to $827 in 2021, to $766,277 in 2022, to $1,712,595 in 2023, and increased to $2,467,298 for the year ended December 31, 2024. Moreover, the number of our full-time employees increased as of December 31, 2024. As of the date of this Annual Report, we have two (2) full time employees and one part-time employee. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

●	Identify and acquire biotechnology assets and companies with strong commercial potential;

●	Efficiently integrate acquired businesses and optimize their operations;

●	Secure financing and capital to support acquisitions and subsequent growth;

●	Develop and commercialize biotechnology innovations through our portfolio companies;

●	Protect and expand our intellectual property portfolio, including patents, trademarks, and proprietary technologies;

●	Navigate the complex regulatory landscape for drug development, medical devices, and other biotechnology-related products; and

●	Establish strategic partnerships to enhance market penetration and revenue generation.

Such growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:

●	Mergers and acquisitions of companies and assets to expand our portfolio;

●	Research and development initiatives within our acquired companies;

●	Patents and patent enforcement and other intellectual property protections to maintain competitive advantages;

●	Regulatory compliance, including FDA and other global regulatory approvals;

●	Sales and marketing efforts to support commercialization strategies; and

●	General administration, including increased finance, legal, and accounting expenses associated with operating as a public company.

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

During the years ended December 31, 2024, and December 31, 2023 we used a significant amount of cash to finance our continued operations, and we need to obtain significant additional capital resources in order to develop products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our clinical research and product development programs and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements and our ability to meet such capital requirements in a timely manner, on favorable terms or at all will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs in 2025 and beyond;

●	scientific progress in our research and development programs;

●	the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, product testing, manufacturing, third-party agreements and marketing;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	the number and type of pipeline product that we pursue; and

●	the development of major widespread events, including the possibility of a recession in the U.S. and globally, market volatility the potential for future pandemics or outbreaks such as any future COVID-19 outbreak, geopolitical conflict and other events which could impact us and third parties on which we depend.

●	The progress, timing, and cost of clinical trials, regulatory submissions, and potential commercialization efforts for our biotech assets;

●	The identification, evaluation, and execution of potential acquisitions in industries beyond biotechnology;

●	The level of cash flows generated by current subsidiaries and any future acquired businesses;

●	Our ability to access capital markets or secure alternative financing sources under favorable conditions;

●	The structure and terms of any future financing transactions, including potential equity or debt offerings;

●	The performance and capital requirements of any new business lines or investments we may pursue;

●	Fluctuations in interest rates, inflationary pressures, and broader macroeconomic conditions;

●	Changes in investor sentiment and public market conditions, particularly for holding companies and emerging growth businesses;

●	The costs associated with maintaining our public company status, including legal, accounting, and compliance-related expenses; and

●	Unforeseen events such as litigation, regulatory changes, or operational disruptions that could impact our liquidity or access to capital.

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

Risks Related to Our Business, Our Portfolio Companies, and the Biotechnology Industry

Our acquired technologies and products under development could be rendered obsolete by technological, regulatory, or medical advances.

The biotechnology industry is highly competitive and rapidly evolving. The technologies and product candidates developed by our portfolio companies may become obsolete or uneconomical due to advancements in scientific research, new treatment modalities, disruptive innovations, or competitive products that better or more cost-effectively address the conditions our assets aim to target.

Competitors, including well-funded pharmaceutical and biotechnology companies, academic institutions, and research organizations, may develop more effective, safer, or commercially viable solutions, rendering the technologies we acquire or invest in less attractive or non-competitive. Additionally, shifts in regulatory frameworks or treatment paradigms could impact the viability of certain products in our portfolio.

To mitigate these risks, we focus on acquiring intellectual property rights, including patents and proprietary technologies, to safeguard competitive advantages. However, there is no guarantee that our patents will be sufficient to prevent competitors from developing similar or superior solutions. Furthermore, if our portfolio companies fail to innovate or adapt to industry advancements, the commercial potential of their technologies may diminish, negatively affecting our business, financial condition, and long-term growth strategy.

To sustain our continued growth, we will need to increase the size of our organization, and we may encounter difficulties managing our growth, which could adversely affect our results of operations.

We may experience growth in the number of our employees and the scope of our operations. To that extent, the resulting growth and expansion of our sales force will place a significant demand on our financial, managerial and operational resources. We may not be able to accurately forecast the number of employees required, the timing of their hire or the associated costs with our expansion and/or our entrance into new markets. The extent of any expansion we may experience will be driven largely by the success of our new products. As a result, management’s ability to project the size of any such expansion and its cost to the company is limited by the following uncertainties: (i) we will not have previously sold any of the new products and the ultimate success of these new products and applications is unknown; (ii) we will be entering new markets; and (iii) the costs will be partially driven by factors that may not be fully in our control (e.g., timing of hiring, market salary rates, ability to hire new managerial and senior staff). Our success will also depend on the ability of our executive officers and senior management to continue to implement and improve our operational, information management and financial control systems to comply with the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, and to expand, train and manage our employee base. Our inability to manage growth effectively could cause our operating costs to grow even faster than we are currently anticipating and adversely affect our results of operations.

If we are unable to secure strategic commercial partnerships, licensing agreements, funding, or other key business relationships following successful clinical results, our revenue potential may be limited.

Unlike traditional biotechnology companies that build internal sales forces, we focus on strategic pathways to commercialization, including partnerships, licensing agreements, acquisitions, and collaborations with larger pharmaceutical and biotechnology companies. Our ability to generate revenue and successfully bring products to market depends on multiple factors, including:

●	Achieving positive clinical trial results that demonstrate the viability, efficacy, and safety of our portfolio companies’ technologies;

●	Securing strategic commercial partnerships or licensing agreements with larger pharmaceutical or biotechnology companies to support late-stage clinical trials, regulatory approvals, manufacturing, and distribution;

●	Attracting additional funding to continue development efforts, including non-dilutive funding sources such as government grants, private partnerships, and strategic investments;

●	Navigating regulatory requirements, including obtaining FDA, European Medicines Agency (“EMA”), or other global regulatory approvals necessary for commercialization;

●	Protecting and enforcing intellectual property, including patents and proprietary technologies, to maintain competitive advantages and prevent market erosion from competitors;

●	Managing operational and financial risks associated with product development timelines, regulatory setbacks, and clinical trial failures; and

●	Avoiding disruptions from changing government regulations, healthcare reimbursement policies, or shifts in market demand that could impact product viability.

In addition to the risks associated with clinical and regulatory success, our business strategy is dependent on external partners who may not have aligned priorities, sufficient resources, or the willingness to enter into agreements on terms favorable to us. If we are unable to secure the necessary partnerships, licensing deals, funding, or commercialization pathways, we may struggle to generate revenue or achieve sustainable growth.

Furthermore, external factors such as macroeconomic conditions, evolving healthcare policies, investor sentiment toward the biotechnology sector, and industry competition could significantly impact our ability to successfully bring products to market. Any failure to effectively manage these risks could materially and adversely affect our financial condition, business strategy, and long-term growth prospects.

Potential business combinations and licensing agreements could require significant management attention and prove difficult to integrate, which could divert attention away from management, disrupt our normal course of business, dilute stockholder value, and adversely affect our operating results.

As a biotechnology-focused holding company, our business strategy relies heavily on acquiring, licensing, and investing in biotechnology assets, early-stage life sciences companies, and commercial-stage enterprises. Business combinations and licensing agreements involve several inherent risks, including:

●	Challenges in integrating newly acquired companies or licensed technologies into our existing structure, including management information systems, personnel, regulatory compliance, intellectual property protection, and financial reporting systems;

●	Dependence on third-party licensors for key intellectual property, which may limit our control over development timelines, commercial strategies, or pricing decisions;

●	The risk of acquiring or licensing assets that fail to generate expected revenue or return on investment due to scientific, regulatory, or market challenges;

●	Potential failure to secure exclusive rights in licensing agreements, exposing us to competitive pressures and reduced market opportunity;

●	Unanticipated costs and liabilities, including intellectual property disputes, regulatory compliance issues, or unforeseen operational inefficiencies;

●	Potential delays or failures in the commercialization of acquired or licensed product candidates due to clinical trial setbacks, changes in regulatory requirements, or loss of key industry partnerships;

●	Disruption of ongoing business operations within acquired or partnered companies, leading to employee turnover, loss of strategic partners, or reputational risks; and

●	Challenges in integrating financial, accounting, and intellectual property portfolios, which could result in difficulties in reporting and forecasting earnings.

Additionally, we may not realize the expected benefits of any business combination or licensing agreement if we fail to successfully integrate these businesses, optimize their research and development efforts, or effectively monetize their intellectual property. Any setbacks in evaluating, structuring, integrating, or commercializing acquired or licensed assets could have an adverse effect on our revenue, operating results, and overall strategic growth.

If we fail to cost-effectively acquire, license, or develop biotechnology assets, our business could be adversely affected.

Our success depends in part on our ability to acquire and license promising biotechnology assets, advance them through preclinical and clinical stages, and secure commercial partnerships for further development and distribution. If we fail to do so cost-effectively, our business, financial condition, and growth prospects may be adversely affected Risks related to the acquisition, licensing and development of biotechnology assets include:

●	Dependence on licensing: We rely on in-licensing agreements for a significant portion of our biotechnology assets. If we are unable to secure favorable licensing terms or if licensors terminate agreements, our ability to develop and commercialize key technologies may be compromised.

●	Intellectual property risks: Our business depends on the strength and enforceability of our licensed and acquired intellectual property. If we are unable to obtain or maintain robust patent protections, we may lose competitive advantages. Additionally, disputes over intellectual property ownership, validity, or infringement could result in costly litigation and potential loss of key assets.

●	Regulatory uncertainty: Acquiring or licensing assets requires navigating complex regulatory frameworks. Any failure to obtain necessary regulatory approvals or unexpected changes in regulatory requirements could result in delays, increased costs, or inability to commercialize certain products.

●	Competitive market pressures: The biotechnology industry is highly competitive, and other companies with greater resources may outbid us for attractive assets or develop competing products that render our acquisitions or licenses obsolete.

●	Capital constraints: Advancing biotechnology assets requires significant capital for preclinical and clinical development. If we are unable to secure sufficient funding, we may be forced to delay, scale down, or abandon promising programs.

Furthermore, external factors such as macroeconomic conditions, evolving healthcare policies, investor sentiment toward the biotechnology sector, and industry competition could significantly impact our ability to successfully bring products to market. Any failure to effectively manage these risks could materially and adversely affect our financial condition, business strategy, and long-term growth prospects.

If we fail to secure strategic partnerships or commercialization agreements, our revenue potential may be limited.

Rather than building an internal sales force, we rely on strategic partnerships, licensing agreements, and collaborations with pharmaceutical and biotechnology companies to bring our portfolio assets to market. Our ability to generate revenue and successfully commercialize these assets depends on:

●	Securing commercial partnerships with pharmaceutical companies willing to invest in late-stage clinical development and regulatory approval;

●	Licensing our assets to established players who have the infrastructure to manufacture, distribute, and market biotechnology products;

●	Attracting non-dilutive funding sources such as government grants, private partnerships, and strategic investments to support product development;

●	Successfully negotiating revenue-sharing agreements, royalty structures, and milestone payments that provide sufficient financial return;

●	Managing potential conflicts of interest with licensors, co-development partners, or other stakeholders that may have competing priorities; and

●	Avoiding disruptions from changing government regulations, reimbursement policies, or shifts in market demand that could impact commercialization pathways.

If we are unable to secure strategic partnerships or licensing agreements, we may face challenges in bringing our portfolio assets to market, which could significantly impact our revenue potential and long-term viability.

Our brand and reputation may be diminished due to intellectual property disputes, perceived scientific failures, or negative publicity, which could have an adverse effect on our business.

In the biotechnology industry, intellectual property is a critical competitive asset. Any loss of confidence in our ability to protect our intellectual property, secure regulatory approvals, or successfully develop our portfolio assets could harm our reputation and business prospects. Risks include:

●	Patent litigation and intellectual property challenges: If our patents, or those of our licensors, are challenged, invalidated, or circumvented, we could lose key competitive advantages and revenue opportunities. Competitors or third parties may also claim that our licensed or acquired technologies infringe on their intellectual property, resulting in costly litigation.

●	Public perception of scientific validity: If any of our portfolio companies experience clinical trial failures, safety concerns, or unexpected regulatory hurdles, our brand and ability to attract investors or partners may be negatively impacted.

●	Negative publicity in the biotechnology industry: Misinformation, activist campaigns, or unfavorable media coverage related to biotechnology, drug pricing, or perceived ethical concerns could reduce investor confidence and impact our ability to secure partnerships.

●	Dependence on third-party data and clinical results: We rely on external research partners, licensors, and academic collaborations for much of the underlying data supporting our biotechnology assets. If any of these third parties publish misleading or inaccurate findings, or if data discrepancies emerge, our reputation could suffer.

●	Evolving social media and digital risks: With the rapid spread of information on social media, any negative sentiment regarding our portfolio companies, partners, or industry practices could quickly impact investor and stakeholder confidence.

If our brand reputation is damaged, it may become more difficult to attract investment, secure licensing agreements, or acquire high-value biotechnology assets, all of which could have a material adverse impact on our business.

Economic downturns, shifts in healthcare investment trends, regulatory changes, and evolving market demand for biotechnology products could negatively affect our business.

We have positioned our business as a biotechnology-focused holding company, acquiring and licensing promising life sciences technologies with the intent to develop, commercialize, or out-license them to strategic partners. The biotechnology sector is highly sensitive to economic conditions, regulatory environments, investment cycles, and shifts in healthcare and pharmaceutical spending. Changes in these areas could significantly impact our ability to execute our business strategy. Economic downturns, fluctuations in capital markets, and changing investment trends in the biotechnology sector may adversely affect our ability to secure financing, complete acquisitions, and license or commercialize our portfolio companies’ assets. Factors that could impact our business include:

●	Capital market conditions and investor sentiment: The biotechnology industry is dependent on access to capital for research, clinical development, and regulatory approvals. Economic recessions, rising interest rates, inflation, or market downturns could reduce the availability of funding from venture capital, institutional investors, and public markets. A decline in investor confidence in biotechnology stocks could negatively affect our ability to raise capital, acquire new assets, or finance ongoing operations.

●	Regulatory and policy changes: Government regulations, reimbursement policies, and drug approval processes can shift rapidly, affecting the commercialization prospects of our biotechnology assets. If regulators impose stricter safety requirements, pricing controls, or reimbursement restrictions, it may impact the potential market for certain therapies and reduce the value of our acquired or licensed assets.

●	Shifts in pharmaceutical and biotechnology research and development spending: Large pharmaceutical companies and institutional investors dictate much of the demand for biotechnology innovations. If there is a shift away from investing in the types of assets we acquire or license-such as a focus on gene therapy over small molecules, or increased preference for in-house research and development versus external licensing-it may negatively affect our business strategy.

●	Intellectual property and patent risks: Biotechnology companies rely heavily on intellectual property protections, including patents, exclusivity periods, and licensing rights. If we are unable to secure strong IP protections, or if patents related to our portfolio assets expire, are challenged, or become unenforceable, we could lose competitive advantages and revenue potential. Additionally, litigation risks related to patent disputes could lead to costly legal battles, settlements, or lost licensing deals.

●	Market demand for biotechnology products: The success of our portfolio companies’ assets depends on healthcare providers, insurers, and patients perceiving their benefits over existing treatments. If scientific advancements, competitive innovations, or pricing pressures reduce the demand for our acquired or licensed technologies, our ability to monetize these assets could be impaired.

●	Public perception and media influence: The biotechnology sector is highly scrutinized by regulatory agencies, advocacy groups, and media outlets. Negative coverage of clinical trial failures, ethical concerns related to biotechnology innovations (e.g., gene editing, stem cell therapy), or pricing controversies could impact investor confidence, regulatory approvals, and commercial adoption of our assets.

●	Dependence on strategic partnerships: Since we do not build an internal sales force, we rely on external partnerships for commercialization. If potential partners-such as pharmaceutical companies or larger biotechnology firms-are unwilling to license, acquire, or invest in our assets due to economic pressures, shifting priorities, or competitive concerns, our revenue potential may be significantly limited.

A general decline in healthcare and biotechnology investments, unexpected changes in regulatory requirements, or shifts in the demand for certain therapies could adversely affect our ability to execute our growth strategy. If we fail to anticipate industry trends, secure financing, maintain strong intellectual property protections, or establish successful commercialization partnerships, our business, financial condition, and results of operations could be materially and adversely affected.

If we cannot maintain our company culture or focus on our strategic mission as we grow, our success and competitive position may be harmed.

We believe our entrepreneurial approach, scientific focus, and commitment to acquiring and developing high-value biotechnology assets have been key contributors to our success to date. As a biotechnology-focused holding company, our ability to identify promising assets, secure strategic partnerships, and drive innovation relies heavily on maintaining a strong leadership vision, a disciplined investment strategy, and a culture of transparency and scientific integrity.

As we scale our operations, pursue acquisitions, and develop the infrastructure of a public company, we may face challenges in maintaining these core principles. Factors that could negatively impact our corporate culture and strategic mission include:

●	Operational expansion and complexity: As we acquire and license additional biotechnology assets, we may need to expand our management team, increase regulatory and compliance functions, and establish new operational structures. This could create challenges in maintaining our entrepreneurial decision-making process and alignment with our long-term strategy.

●	Attracting and retaining talent: The biotechnology industry is highly competitive, and our ability to execute our business model depends on recruiting and retaining experienced scientists, regulatory experts, and business development professionals. If we fail to maintain a corporate culture that attracts top-tier talent, it could impact our ability to manage and grow our portfolio effectively.

●	Alignment of acquired companies and partners: As we acquire or partner with biotechnology companies, differences in corporate culture, management philosophies, or strategic priorities could create integration challenges, slowing execution and reducing operational efficiency.

●	Increased public company responsibilities: As a publicly traded entity, we must comply with additional regulatory, reporting, and governance requirements. If these obligations divert management’s attention away from our core mission of identifying and developing valuable biotechnology assets, it could negatively impact our growth trajectory.

●	Balancing short-term and long-term goals: Investor expectations, market conditions, and financial pressures may require us to make short-term decisions that could conflict with our long-term strategic vision. If we prioritize immediate financial performance over scientific innovation and strategic acquisitions, it could weaken our competitive advantage in the biotechnology sector.

If we fail to preserve our entrepreneurial mindset, maintain our disciplined approach to asset selection, or sustain a culture that fosters innovation and collaboration, our ability to compete, execute acquisitions successfully, and generate long-term shareholder value could be significantly impaired. A loss of focus on our strategic mission could adversely affect our business, financial condition, and long-term growth prospects.

If we lose key personnel or are unable to attract and retain other qualified personnel, we may be unable to execute our business plan, and our business could be materially adversely affected.

As of March 26, 2025, we have only two (2) full-time employees and one part-time employee. Our executive leadership and key personnel provide services to us primarily through consulting agreements. Braeden Lichti, our Founder and Chairman, serves as a non-employee consultant and plays a critical role in shaping the strategic direction of the company. Through his company, NorthStrive Companies, Inc., Braeden provides consulting services and, from time to time, funding and advisory services to support our acquisitions, corporate restructuring efforts, and overall growth strategy.

Graydon Bensler, our Chief Executive Officer and Chief Financial Officer, also serves in a non-employee capacity through his consulting agreement with us. Our business strategy relies heavily on these key individuals for capital markets expertise, merger and acquisition execution, regulatory oversight, and financial structuring.

Our success depends on our continued ability to attract, retain, and motivate highly qualified management, business development, finance, regulatory, and scientific personnel. The biotechnology and life sciences industries are highly competitive, and securing experienced professionals with the necessary expertise is challenging. In particular, our ability to successfully execute our acquisition and licensing strategy depends on retaining key executives and advisors with deep experience in biotechnology asset evaluation, intellectual property protection, clinical development, and financial structuring.

We are expanding our executive leadership team by hiring key personnel, including a new Chief Financial Officer, and we are looking to hire additional employees in positions that will support the operations of our Company and its subsidiaries. However, as part of our corporate restructuring, we also terminated our Chief Marketing Officer and Chief Commercial Officer, which may have an adverse impact on certain operational functions.

Although we maintain “key employee” insurance policies on our executive officers that would compensate us for the loss of their services, replacing critical personnel could be difficult and time-consuming. The loss of Braeden Lichti, Graydon Bensler, or other senior personnel could significantly disrupt our ability to execute our strategic business plan, impair investor confidence, and hinder capital-raising and M&A activities.

Moreover, given our reliance on non-employee consultants for executive management, we are exposed to additional risks, including:

●	The potential for misalignment between our long-term strategic goals and consultants’ personal or business interests;

●	Limited day-to-day oversight and direct control over key operational decisions;

●	The risk that consulting agreements may not be renewed or could be terminated, leading to leadership instability;

●	Increased difficulty in retaining executive talent who may be recruited by competing firms offering full-time roles with equity-based incentives; and

●	Dependence on external funding sources, including capital contributions from NorthStrive Companies, Inc., which may fluctuate based on market conditions and investment opportunities.

If we fail to recruit and retain qualified personnel-particularly in finance, acquisitions, clinical development, and regulatory affairs-our ability to execute acquisitions, commercialize biotechnology assets, and achieve long-term profitability could be materially impaired. A leadership transition or prolonged vacancies in key roles could negatively affect our financial condition, business operations, and future growth.

We may be unable to accurately forecast revenue and appropriately plan our expenses in the future.

Revenue forecasting presents significant challenges as we continue to expand our biotechnology portfolio, acquire new assets, secure licensing agreements, and pursue commercial partnerships. Unlike traditional operating companies with consistent revenue streams, our revenue generation depends on various factors, including:

●	The successful completion of acquisitions and licensing deals;

●	The ability of our portfolio companies to advance product candidates through clinical and regulatory milestones;

●	The timing and terms of strategic partnerships, royalty agreements, and potential asset monetization events; and

●	Market conditions, investment cycles, and availability of funding for early-stage biotechnology assets.

We base our expense levels and investment plans on revenue projections and anticipated gross margins. However, due to the unpredictable nature of the biotechnology industry, revenue realization may not align with our projections. If our assumptions prove incorrect, we may overspend on acquisitions, clinical development, or business expansion without generating the expected financial returns, adversely impacting our business, financial condition, and results of operations.

Additionally, PMGC Capital LLC, our newly established multi-strategy investment vehicle, introduces additional financial and operational risks. As we deploy capital across different asset classes, including biotechnology equities, private investments, and structured financial instruments, our ability to generate consistent returns will be influenced by market volatility, economic downturns, and sector-specific risks. If PMGC Capital LLC underperforms or fails to achieve targeted returns, it could affect our ability to allocate capital efficiently, potentially impacting the overall financial health of our holding company.

We have a limited operating history at our current scale, which may make it difficult to evaluate our business and future prospects.

We began commercial operations in 2020 and have undergone significant strategic transitions, evolving from a single-product skincare company into a biotechnology-focused holding company with multiple subsidiaries and investment vehicles. Given our relatively short operating history at this scale, we have limited financial data available to evaluate the long-term viability and success of our business model.

Our evolving strategy presents increased risks, uncertainties, and challenges, including:

●	The ability to successfully integrate and manage multiple biotechnology assets with different risk profiles, regulatory pathways, and commercialization strategies;

●	Navigating the uncertainties of clinical development, licensing negotiations, and regulatory approvals across our portfolio companies;

●	The reliance on PMGC Capital LLC as a multi-strategy investment vehicle, which introduces exposure to market volatility and investment risks beyond traditional biotechnology operations; and

●	The necessity of securing consistent external funding to finance acquisitions, clinical trials, and operational growth.

Any evaluation of our business must consider these risks, as well as the unpredictability of biotechnology asset monetization, regulatory timelines, and capital market conditions. Our limited operating history at our current scale may make it difficult for investors and stakeholders to accurately assess our future financial performance and long-term viability.

A disruption in our operations could have an adverse effect on our business.

As a biotechnology-focused holding company, we rely on a combination of licensing agreements, acquisitions, research partnerships, and strategic investments. Our operations, including those of our portfolio companies, licensors, and third-party manufacturers, are subject to various risks, including:

●	Disruptions in research and development at partner institutions, contract research organizations (“CROs”), or third-party laboratories;

●	Regulatory and compliance issues that could delay clinical trials, impact licensing agreements, or restrict the commercialization of biotechnology assets;

●	Cybersecurity threats and data integrity risks, particularly concerning confidential clinical research data, intellectual property, and regulatory filings;

●	Market volatility and investment risks associated with PMGC Capital LLC, our multi-strategy investment vehicle, which could impact capital allocation decisions;

●	Supply chain disruptions affecting critical raw materials, specialized equipment, or active pharmaceutical ingredients (APIs) necessary for drug development; and

●	Global economic conditions, pandemics, geopolitical conflicts, and border disputes that may affect cross-border licensing agreements, manufacturing, or capital markets.

Since we do not manufacture or distribute physical products directly, we are dependent on third-party contract manufacturers, biotechnology partners, and pharmaceutical collaborators for the development, scaling, and commercialization of our portfolio assets. If any of these third parties face operational failures, financial distress, or regulatory setbacks, our business, financial condition, and results of operations could be negatively impacted.

Our business is at an early stage of asset development, and we may not successfully develop, License, or commercialize biotechnology assets.

As of the date of this Annual Report, we have not yet commercialized any biotechnology assets at scale, and our business model relies on acquiring, licensing, and monetizing promising biotechnology technologies rather than direct product development. Our ability to generate revenue and grow our business depends on:

●	Successfully identifying and acquiring high-potential biotechnology assets in early or mid-stage development;

●	Securing regulatory approvals for portfolio companies’ product candidates in different jurisdictions;

●	Establishing commercial partnerships or licensing agreements with pharmaceutical companies, research institutions, and biotechnology firms;

●	Managing intellectual property risks, including patent expiration, challenges, and disputes; and

●	Navigating market competition, scientific advancements, and evolving healthcare policies that may impact the value and relevance of our assets.

Given the complexities of drug development and regulatory approvals, there is a significant risk that assets within our portfolio:

●	May fail to demonstrate safety or efficacy in clinical trials, leading to project abandonment or financial losses;

●	May face unforeseen regulatory challenges that delay commercialization or limit market access;

●	May be rendered obsolete by competitors’ innovations, market trends, or changing treatment standards; or

●	May struggle to attract commercial partners, impacting our ability to generate licensing revenue.

Furthermore, the success of PMGC Capital LLC, our multi-strategy investment vehicle, introduces additional financial and operational risks. If biotechnology market volatility, unsuccessful investments, or capital misallocation affect our ability to sustain operations and finance acquisitions, it could impair our long-term growth prospects.

Uncertainty in market demand, regulatory approval, and investment cycles could impact our future growth.

Unlike companies that generate revenue from direct product sales, our ability to generate consistent financial returns depends on strategic licensing, asset monetization, and investment performance. Our long-term success relies on:

●	Accurately anticipating industry trends and investing in biotechnology assets with high commercial potential;

●	Securing FDA, EMA, and other regulatory approvals for key assets within our portfolio;

●	Effectively negotiating licensing agreements and revenue-sharing deals with pharmaceutical and biotechnology partners; and

●	Managing investment risks associated with PMGC Capital LLC, which may be affected by market downturns, liquidity constraints, and shifting investor sentiment in the biotechnology sector.

If we fail to secure regulatory approvals, commercial partnerships, or licensing deals for our portfolio assets, our ability to generate meaningful revenue, sustain operations, and expand our investment portfolio may be significantly impacted. Additionally, unforeseen macroeconomic factors, public health crises, regulatory changes, or geopolitical tensions could further compound risks and limit our growth potential.

We may incur product liability or intellectual property claims that could harm our business.

As a biotechnology-focused holding company, we do not manufacture or sell physical products directly. Instead, we acquire, license, and develop biotechnology assets through our portfolio companies, many of which may engage in drug development, medical device innovation, or therapeutic biotechnology applications. These industries inherently involve significant legal, regulatory, and liability risks, including:

●	Clinical trial risks: Our portfolio companies may conduct preclinical and clinical trials that expose participants to investigational treatments. Any adverse events, unforeseen side effects, or trial-related injuries could lead to legal claims, regulatory scrutiny, and financial liabilities.

●	Product liability risks for licensed or commercialized assets: If any of our acquired or licensed technologies progress to commercialization, we or our partners could face product liability claims related to safety concerns, manufacturing defects, mislabeling, or improper usage instructions. Regulatory agencies, including the FDA, EMA, and other global health authorities, may require market withdrawals, labeling changes, or additional safety warnings, which could negatively impact the commercial viability of a product.

●	Third-party intellectual property claims: The biotechnology industry is highly patent-driven, and competitors, research institutions, or other companies may challenge the validity of our patents or claim that our portfolio assets infringe on their intellectual property. If we or our licensing partners are sued for patent infringement, trade secret misappropriation, or IP violations, we could face costly legal battles, licensing fees, or restrictions on commercialization.

●	Regulatory compliance and liability risks: Biotechnology and pharmaceutical companies must comply with stringent regulatory requirements, including Good Manufacturing Practices (GMP), Good Clinical Practices (GCP), and post-market surveillance obligations. If a portfolio company fails to meet these standards, we could be subject to regulatory fines, warnings, or litigation.

There is a risk that our insurance policies and our portfolio companies’ insurance policies are inadequate to cover liabilities.

Although we maintain general liability and directors’ & officers’ (D&O) insurance, these policies may not fully cover potential liabilities arising from product safety issues, regulatory penalties, or IP disputes. Additionally, some of our portfolio companies, licensees, or strategic partners may not maintain adequate insurance coverage, which could expose us to indirect liabilities. If such insurance policies are not adequate, our financial results may be adversely impacted.

We face additional business risks through our multi-strategy investment vehicle, PMGC Capital LLC, which risks may adversely impact our financial performance.

Through PMGC Capital LLC, our multi-strategy investment vehicle, we engage in public and private investments, structured financing, and biotechnology-related asset trading. These financial activities introduce additional risks, including:

●	Investment losses and market volatility: If we invest in biotechnology equities, structured finance deals, or private placements, we may experience significant losses due to market fluctuations, sector downturns, or investment miscalculations.

●	Exposure to third-party legal and compliance risks: Some investments may involve joint ventures, co-development agreements, or financing arrangements with third parties. If these partners fail to meet regulatory requirements or face lawsuits, we could be indirectly exposed to financial, reputational, or legal consequences.

●	Liquidity and capital constraints: If PMGC Capital LLC underperforms, we may have limited access to capital for acquisitions or operational needs, which could disrupt our biotechnology strategy and portfolio growth.

Our employees, independent contractors, consultants, strategic partners, and third parties may engage in unethical misconduct, regulatory noncompliance, or other improper activities that could harm our business.

As a biotechnology-focused holding company, we rely on a network of independent consultants, advisors, licensing partners, contract research organizations (CROs), pharmaceutical collaborators, and strategic investment partners to execute our business strategy. We are exposed to the risk that these third parties, as well as our employees, independent contractors, and vendors, may engage in unethical, fraudulent, or illegal activities that could have significant regulatory, financial, and reputational consequences.

We also face the risk of abusive sales and marketing practices through our portfolio companies and licensing partners, which risks may adversely impact our financial performance. While we do not directly commercialize products, our portfolio companies and licensing partners may be involved in sales and distribution agreements that expose us to commercial compliance risks, including anti-kickback and unfair trade practices laws. Such risks may include:

●	Improper financial incentives: Licensing or sales arrangements that incentivize monetary gain over patient outcomes could be subject to regulatory scrutiny under anti-kickback laws and fair competition statutes.

●	Misleading marketing claims: Portfolio companies, partners, or distributors could misrepresent the efficacy, safety, or regulatory status of biotechnology assets, leading to potential litigation or consumer backlash.

●	Unethical distribution practices: Partners or licensees may engage in self-dealing, unauthorized discounting, or stockpiling inventory to manipulate financial results, which could negatively impact product valuation and revenue expectations.

Additionally, we operate in highly regulated industries, including biotechnology, pharmaceuticals, and public markets, and misconduct by third parties could include:

●	Regulatory noncompliance: Failure to adhere to FDA, EMA, and other foreign regulatory standards, including improper handling of clinical trial data, inaccurate regulatory filings, and noncompliance with good manufacturing practices (GMP) or good clinical practices (GCP).

●	Intellectual property violations: Unauthorized disclosure of trade secrets, proprietary technologies, or confidential licensing agreements, which could result in patent disputes or loss of competitive advantages.

●	Financial misrepresentation or securities law violations: Improper reporting of financial transactions, investment performance, or acquisition valuations, which could lead to regulatory investigations by the SEC, FINRA, or other governing bodies.

●	Investment or trading violations: Since we operate PMGC Capital LLC, a multi-strategy investment vehicle, we are also exposed to risks related to insider trading, conflicts of interest, and improper market practices by third-party investment managers or financial partners.

●	Fraudulent licensing or partnership agreements: Misrepresentation of clinical trial data, exaggeration of asset valuation, or deceptive licensing negotiations by third parties could result in unfavorable deals, financial losses, or reputational harm.

Because we rely on third-party contractors and partners rather than a fully integrated internal workforce, our ability to monitor compliance is inherently limited. We may not always be able to detect, deter, or prevent misconduct before it results in regulatory investigations, fines, legal proceedings against us or our portfolio companies, reputational damage, diminished investor confidence, legal costs, loss of strategic relationships with licensing partners, biotechnology startups or financial institutions, to name only some. Further, even if we are not directly responsible for unethical conduct, any association with misconduct by partners or portfolio companies could damage our reputation and negatively impact our ability to raise capital, attract strategic investors, or execute future M&A transactions.

If we are unable to detect, mitigate, or respond to unethical behavior in a timely manner, our business, financial condition, and long-term growth strategy could be significantly impacted.

Our portfolio companies’ products and technologies may fail to achieve the broad adoption necessary for commercial success, which may negatively impact our financial performance.

The commercial success of the biotechnology assets being developed by our portfolio companies and strategic partners depends on:

●	Physician and healthcare provider adoption: Even if our portfolio companies successfully develop innovative therapies, medical devices, or biologics, their products must gain broad acceptance among physicians, hospitals, and healthcare institutions to achieve significant market penetration.

●	Competitive landscape: The biotechnology and pharmaceutical industries are highly competitive, with many well-funded companies developing alternative treatments, gene therapies, small-molecule drugs, and novel biologics. If superior or more cost-effective solutions enter the market, demand for our licensed or acquired assets may be diminished.

●	Regulatory approval and reimbursement challenges: Many biotechnology innovations require FDA, EMA, or other global regulatory approvals. Additionally, payers, including insurance providers and government healthcare programs, must determine reimbursement eligibility. If our portfolio companies fail to obtain regulatory approvals or favorable reimbursement terms, market adoption may be limited.

●	Investment and market sentiment: PMGC Capital LLC, our multi-strategy investment vehicle, actively invests in biotechnology companies and public markets. The valuation and adoption of our portfolio assets may be affected by broader investment trends, market downturns, and changes in investor sentiment toward biotechnology stocks.

●	Manufacturing and supply chain risks: Even if portfolio companies receive regulatory approval, scaling manufacturing, ensuring consistent supply, and maintaining cost-efficient production remain significant challenges.

●	Physician skepticism or resistance: New therapies and treatment modalities often face skepticism from medical professionals, particularly if they challenge existing treatment paradigms or require new training, infrastructure, or procedural adjustments.

●	Scientific and clinical validation: Our success depends on portfolio companies generating robust clinical data that proves safety, efficacy, and superiority over existing treatments. If clinical trials fail to demonstrate clear advantages, regulatory agencies or healthcare providers may hesitate to adopt new technologies.

We cannot assure that these biotechnology assets will achieve commercial success or achieve commercial success at a level needed for our business to profit. In such cases, our financial performance may be negatively impacted. Furthermore, our ability to generate returns on acquired and licensed assets depends on their ability to differentiate from competing technologies, secure market share, and establish strong intellectual property protections. If our portfolio companies fail to achieve market acceptance, struggle with regulatory hurdles, or cannot differentiate from competing technologies, our ability to monetize our assets, secure licensing deals, and generate shareholder value may be negatively impacted.

The outcome of clinical and product testing for our portfolio companies is uncertain.

Our portfolio companies rely on clinical trials and validation studies to demonstrate the safety, efficacy, and commercial viability of their biotechnology assets. If clinical testing fails to produce positive, timely, or cost-effective results, it may hinder regulatory approvals, limit physician adoption, and reduce the likelihood of securing commercial partnerships.

Failure to achieve strong clinical outcomes could delay, prevent, or limit revenue generation, negatively impacting our ability to monetize assets, secure licensing deals, and sustain business operations. Any setbacks in clinical development could adversely affect our financial condition and long-term growth strategy.

Even if our portfolio companies’ technologies are successful, rapid advancements in biotechnology could make them obsolete.

The biotechnology and pharmaceutical industries evolve rapidly, and new discoveries could render our portfolio companies’ technologies obsolete. Even if their products demonstrate positive clinical results, adoption may be limited due to competing treatments, evolving scientific advancements, or superior alternative solutions.

Maintaining competitiveness requires continuous innovation, additional investment, and strategic adaptation. If our portfolio companies fail to keep pace with technological progress or market demands, the commercial viability of their assets-and our ability to generate revenue-could be negatively impacted, which may adversely impact our financial performance.

The high costs of manufacturing biotechnology products may negatively impact profitability.

Biotechnology products often require complex, costly manufacturing processes. If our portfolio companies fail to optimize production, scale efficiently, or negotiate favorable supply chain agreements, their profit margins may be significantly lower than competing therapies.

Even if these portfolio companies’ products achieve regulatory approval, the products must be priced competitively while covering production costs. If the portfolio companies cannot achieve cost efficiencies or command premium pricing, profitability may be limited, negatively impacting our financial performance.

Evolving regulations governing biotechnology, pharmaceuticals, and investments could negatively impact our business.

Our portfolio companies and investment strategies are subject to extensive government regulation, which varies across federal, state, and international markets. Changes in laws governing biotechnology, drug approvals, licensing, and investment disclosures could impact our ability to develop, acquire, or commercialize biotechnology assets. Regulatory challenges may include:

●	Delays or restrictions on product approvals due to changes in FDA or EMA guidelines.

●	Increased compliance costs related to clinical trials, manufacturing, and post-market surveillance.

●	Limitations on licensing agreements or commercial partnerships due to regulatory uncertainties.

●	Restrictions on investment strategies within PMGC Capital LLC, including compliance with SEC, FINRA, or global financial regulations.

●	Patent law changes affecting intellectual property protections for portfolio assets.

Regulatory trends show increasing scrutiny over biotechnology ingredients, drug pricing, and marketing practices, requiring us to adapt our business model, investment strategies, and licensing terms to comply with evolving laws. If regulatory changes negatively impact biotechnology valuations, investment returns, or portfolio company operations, our financial condition, business performance, and future growth prospects could be negatively affected.

Government regulations and private party actions relating to the marketing and advertising of biotechnology and pharmaceutical products may restrict, inhibit, or delay commercialization efforts.

Our portfolio companies and licensing partners are subject to strict advertising and promotional regulations governing biotechnology, pharmaceuticals, and medical devices. If a portfolio company markets or advertises a product outside of its approved indications, regulatory agencies such as the FDA, Federal Trade Commission (“FTC”), or international health authorities could issue warning letters, impose fines, or initiate enforcement actions that may result in mandatory corrective measures or product sales restrictions.

Additionally, government agencies regulate claims related to product efficacy, safety, and comparative benefits. Regulators may require robust clinical evidence to substantiate marketing claims, and failure to meet these requirements could lead to demand for claim modifications, product labeling revisions, or advertising restrictions.

●	Unauthorized health claims, exaggerated efficacy statements, or misleading promotions could trigger regulatory scrutiny, fines, or forced marketing adjustments.

●	Variations in international advertising laws create compliance challenges, requiring us and our portfolio companies to adapt promotional strategies across different jurisdictions.

●	Failure to comply with the FTC’s Guides on Endorsements and Testimonials could lead to enforcement actions requiring transparent disclosures, limitations on marketing partnerships, or penalties for misleading advertising.

If regulatory authorities impose restrictions on advertising or promotional claims, it could delay product adoption, limit revenue generation, and negatively impact commercialization efforts for our portfolio companies. Such actions could also damage investor confidence, impact licensing opportunities, and hinder our ability to monetize biotechnology assets effectively and negatively impact our financial performance.

The development and acquisition of therapeutic product candidates could expose us to significant legal and regulatory risks.

Our acquisition and development of innovative therapeutic product candidates, specifically with our lead asset, EL-22, could expose us to significant legal and regulatory risks. The development and commercialization of therapeutic product candidates, including EL-22, are subject to extensive regulation by the FDA and other regulatory authorities. The regulations govern all aspects of product development, including pre-clinical studies, clinical trials, manufacturing and marketing. Any failure to comply with the regulations might result in significant delays in product development, approval and commercialization or suspension or termination of clinical trials. Any non-compliance could lead to enforcement actions, including warning letters, fines, injunctions and withdrawal of marketing approvals.

The ability to proceed with human clinical trials for our product candidates is contingent upon receiving FDA clearance of our IND submission. If the FDA requires us to provide extensive additional data to demonstrate safety and efficacy, including without limitation, generating additional preclinical data, conducting further toxicology or pharmacology studies or addressing unforeseen issues, we may face significant delays or be unable to proceed as planned. In addition, as one of the first companies pursuing an oral myostatin formulation combined with GLP-1 receptor agonists, we may encounter heightened regulatory scrutiny. Regulators may impose unexpected conditions, mandate more extensive trials or request additional safety and efficacy data, all of which could increase our costs and delay timelines.

Any unexpected requirements or delays in the approval process could adversely impact our ability to bring EL-22, or any of our other therapeutic product candidates, to market and achieve commercial success.

We license from a third party the rights to product candidates related to the potential prevention and treatment of muscular and obesity-related conditions, and are therefore subject to the risk that we lose the license after investing substantial resources into the research and development of these product candidates.

Under a License Agreement entered into on April 30, 2024 between MOA Life Plus Co., Ltd., a South Korean corporation (“MOA”) and the Company (“License Agreement”), MOA granted the Company an exclusive license to commercialize under certain of MOA’s patent rights concerning two licensed products,: (i) a clinical stage engineered probiotic expressing myostatin and, (ii) preclinical engineered probiotic expressing dual myostatin & activin-A antigens (collectively, “Licensed Products”). If MOA terminates the License Agreement, or if we breach our obligations under the License Agreement, which include, amongst other things, using commercially reasonable efforts to develop the Licensed Products in accordance with the License Agreement, or the license expires before we can successfully commercialize a product candidate, or investment in research, development, and commercialization efforts for such product candidate(s) would be lost. Additionally, if we or MOA fail to adequately protect or informed the related intellectual property rights relating to the Licensed Products, we may not realize the perceived or potential benefits of the License Agreement.

Since we expect to continue to rely on third parties to conduct, supervise and monitor pre-clinical and clinical trials with respect to the Licensed Products, if these third parties fail to perform in a satisfactory manner and one that meets applicable regulatory, scientific and safety requirements, it may materially harm our business.

We will rely on CROs and other third parties to ensure the proper and timely conduct of our pre-clinical and clinical trials for the Licensed Products. While we establish agreements governing the activities of such CROs and other third parties, we and our partners will have limited influence over their actual performance. Nevertheless, we and our partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and that all legal, regulatory and scientific standards are met. Our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities.

We, our partners and our CROs must comply with current Good Clinical Practices, or cGCPs, as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulators may require us to perform additional clinical trials before approving any marketing applications. Our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our contracted CROs will not be our employees, and we cannot control whether they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not obtain regulatory approval for, or successfully commercialize our product candidates. Our financial results and the commercial prospects for such products and any product candidates we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We also expect to rely on other third parties to manufacture, store and distribute drug products for any clinical trials we may conduct. Any performance failure or defect resulting from our manufacturers or distributors could delay or hinder clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

Because our future commercial success with respect to the Licensed Products depends on gaining regulatory approval for our products, we cannot generate revenue without obtaining approvals.

Our long-term success and generation of revenue with respect to the Licensed Products will depend upon the successful development of these product candidates from our research and development activities. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, the FDA indicates that approximately 70% of drugs proceed past Phase 1 studies, 33% proceed past Phase 2, and just 25%-30% proceed past Phase 3 to Phase 4 which is the final phase in the FDA review and approval process for marketing therapeutic product candidates. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenue from the Licensed Products would be adversely affected if we are delayed or unable to successfully develop our products.

We cannot guarantee that any marketing application for our product candidates will be approved. If we do not obtain regulatory approval of our products or we are significantly delayed or limited in doing so, we cannot generate revenue, and we may need to significantly curtail operations.

If we are unable to successfully complete preclinical testing and clinical trials of the Licensed Products or experience significant delays in doing so, our business will be materially harmed.

We expect to invest material efforts and financial resources in the development of the Licensed Products. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of the Licensed Products.

The commercial success of the Licensed Products will depend on several factors, including:

●	successful completion of preclinical studies and clinical trials;

●	receipt of marketing and pricing approvals from regulatory authorities;

●	obtaining and maintaining patent and trade secret protection for the Licensed Products;

●	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

●	commercializing our products, if and when approved, whether alone or in collaboration with others.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete development of, or to successfully commercialize, the Licensed Products, which would materially harm our business. Most pharmaceutical products that do overcome the long odds of drug development and achieve commercialization still do not recoup their cost of capital. If we are unable to design and develop each drug to meet a commercial need far in the future, the approved drug may become a commercial failure and our investment in those development and commercialization efforts will have been commercially unsuccessful.

The Licensed Products may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or serious adverse events (“SAEs”), that may be observed during clinical trials of the Licensed Products could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. If AEs or SAEs are observed in any clinical trials of the Licensed Products, our ability to obtain regulatory approval for the Licensed Products may be negatively impacted.

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may decide or be forced to temporarily or permanently remove the affected product from the marketplace;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

These events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing the Licensed Products and impair our ability to generate revenues from the commercialization of these products.

Because third parties may be developing competitive products without our knowledge, we may later learn that competitive products are superior to the Licensed Products which may force us to terminate our research efforts of one or more product candidates.

We face potential competition from companies that may be developing competitive products that are superior to one or more of the Licensed Products. If in the future, we learn of the existence of one or more competitive products, we may be required to:

●	cease our development efforts for a product candidate;

●	cause a partner to terminate its support of a product candidate;

●	cause a potential partner to terminate discussions about a potential license.

Any of these events may occur after we have spent substantial sums in connection with the clinical research of one or more product candidates.

The divestiture of our Elevai Skincare business could negatively impact our operations and strategic positioning.

In January 2025, we completed the divestiture of our Elevai Skincare business as part of our strategic shift toward a biotechnology-focused holding company. While this divestiture enables us to focus on our core business of acquiring and developing biotechnology assets, it may result in operational, legal, and strategic challenges, including:

●	Disruptions in operations and market perception: The transition away from the skincare segment may cause short-term operational inefficiencies, impact our brand recognition, and result in adverse market perception, potentially affecting investor confidence and market valuation.

●	Legal claims from former employees: Employees who were terminated as part of the divestiture may bring claims against us for wrongful termination, severance disputes, or other employment-related matters. Even if meritless, these claims could lead to legal expenses, reputational risks, and potential financial settlements.

●	Loss of strategic relationships: The sale of the skincare business may result in the loss of long-standing customer relationships, distribution partners, and supplier agreements, impacting our ability to leverage past business networks.

●	Limited diversification and growth constraints: While the divestiture aligns with our biotechnology investment strategy, it reduces business diversification, potentially limiting future growth opportunities.

If we fail to manage this transition effectively, we may incur unforeseen costs, legal liabilities, and operational inefficiencies, which could adversely impact our financial condition, results of operations, and long-term growth prospects.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs by the United States and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

In January 2025, U.S. President Donald Trump issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have held hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, President Trump and members of the U.S. Congress announced that they are studying the possibility of creating a national strategic digital asset reserve to include Bitcoin, and at least twelve states have introduced legislation to create strategic Bitcoin reserves.

While these ongoing regulatory developments appear to be positive, and we anticipate greater regulatory certainty in the future, given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that future developments could have a material adverse effect on our business, prospects, or operations.

Our business, operations, financial position and clinical development plans and timelines, could be materially adversely affected by the continuing military action in Ukraine and the war between Israel and Hamas.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in Ukraine and the war between Israel and Hamas commenced in October 2023, and related economic sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these conflicts, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

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

As an early-stage company, we rely extensively upon and have relationships with in-house consultants and with expertise in strategy or other business matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities. These consultants may have commitments to other commercial and non-commercial entities. We have limited control over the operations of our consultants and can expect only limited amounts of time to be dedicated to our research, development and business goals.

Certain market opportunity data and forecasts in this Annual Report were obtained from third-party sources and were not independently verified by us. We believe the estimates of market opportunity data and forecasts of market growth included in this Annual Report are reliable, but may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

This Annual Report contains certain data and information that we obtained from various government and private entity publications and reports. There is no guarantee that any particular number or percentage of market participants covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. While we have not independently verified the data and information contained therein and such data and information may have been collected using third-party methodologies, we believe that the data and information, including projections based on a number of assumptions, from these third-party publications and reports used in this Annual Report is reliable. Any expansion in the medical aesthetics industry on a number of factors, including the cost and perceived value associated with our product offerings and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecast in this Annual Report, our business could fail to grow at the rate we anticipate, if at all, which could adversely affect our business, financial condition, results of operations and prospects. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth. For more information regarding the estimates of market opportunity and forecasts of market growth included in this Annual Report, see the section titled “Business- Market, Industry and Other Research-Based Data.”

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

Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

Because our business relies on proprietary technology and computer systems, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or confidential information, threats to physical security, and domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and our research and development efforts. We are also involved with information technology systems for certain third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches believe that we have implemented appropriate measures and controls and invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

●	disrupt the proper functioning of these networks and systems and therefore its operations and/or those of third parties on which we rely;

●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our proprietary, confidential, sensitive or otherwise valuable information, or that of third parties with which we collaborate or otherwise depend, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

●	delay or compromise preclinical or clinical studies or the analysis and use of data collected in our efforts to develop product candidates;

●	require significant attention and resources of management and key personnel to remedy any damages or other adverse consequences that result;

●	subject us to claims for breach of contract, damages, credits, penalties or termination with respect to our relationships with third parties, or regulatory actions by governmental agencies; and

●	damage our reputation with industry participants, existing or prospective strategic alliances, and the public generally.

Any or all of the foregoing could have a material negative impact on its business, financial condition and prospects.

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

If we, or our third-party manufacturers fail to comply with environmental laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts, business operations and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Risks Related to Our Intellectual Property

If we fail to protect or enforce our intellectual property or confidential proprietary information relating to our current and any future medical aesthetics products or medical aesthetics pipeline product, others could compete against us more directly and we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of trademarks, trade secrets, confidential proprietary information, domains, patent rights and other intellectual property rights to protect our intellectual property. We also rely on and patent applications licensed by us for the Licensed Products which we are contractually obligated to file, prosecute and maintain under our License Agreement with MOA. Patent protection is limited in time, and we may be unsuccessful in developing and commercializing a product before a patent expires and the underlying technology becomes available for commercialization by competitors, in which case our investment of substantial time and resources towards the applicable product or product candidate could be lost without the realization of the benefits we anticipated or sought.

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

The molecular biology and bioprocessing industries place considerable importance on obtaining patent and trade secret protection for new technologies, medical aesthetics products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

●	we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;

●	the use of our technology will not infringe on the proprietary rights of others;

●	patent applications relating to our products candidates will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or will not be challenged, invalidated or infringed;

●	we will be successful or effective in monitoring, enforcing or otherwise protecting our patents or other intellectual property rights from third party infringement; or

●	patents will not be issued to other parties, which may be infringed by our potential medical aesthetics products or technologies.

Considerable research in the areas of stem cells, molecular biology and bioprocessing is being performed in countries outside of the United States, and a number of our competitors are located in those countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property.

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

Our research, development and commercialization activities may infringe or otherwise violate or be alleged to infringe or otherwise violate patents owned or controlled by other parties. Additionally, a number of biotechnology companies, universities, and research institutions have filed patent applications or hold issued patents related to technologies potentially relevant to our portfolio assets. The scope and validity of these patents can be unpredictable, and we cannot determine in advance whether any claims in pending applications will be granted or how they may impact our ability to commercialize or license certain technologies. If third-party patents are found to cover technologies used in our portfolio assets, we may be unable to license these patents at a reasonable cost, if at all, or develop suitable alternatives. This could limit our ability to advance certain biotechnology assets through research, development, and commercialization.

Competitors in the field of aesthetics have developed large portfolios of patents and patent applications in fields relating to our business. Additionally, there may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages and/or we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. Further, if a patent infringement suit were brought against us, during the pendency of the litigation, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. If we are unable to effectively navigate intellectual property risks, our ability to license, develop, and commercialize our biotechnology assets could also be negatively impacted.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We may employ individuals who were previously employed at universities or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, and we are not currently subject to any claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties, we may in the future be subject to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of our future products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our prospective products, in which case we would be required to obtain a license from these third parties. There can be no assurance that such third parties will grant us the necessary licenses on commercially reasonable terms or at all. Failure to obtain such licenses on commercially reasonable terms could limit or eliminate our ability to develop or commercialize our future product candidates, which would have a negative impact on our business and results of operations.

Risks Related to Our Capital Requirements and Finances

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize our products.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations, and our commercialization, product validation studies, research and development and manufacturing activities. However, our present and future funding requirements will depend on many factors, including, among other things:

●	the level of research and development investment required to maintain and improve our competitive position;

●	the success of our product sales and related collections;

●	our need or decision to acquire or license complementary businesses, products or technologies or acquire complementary businesses;

●	costs relating to the expansion of the sales force, management and operational support;

●	competing technological and market developments; and

●	costs relating to changes in regulatory policies or laws that affect our operations.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our future products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

Risks Related to the Ownership of Our Securities

The price of our Common Stock may be adversely affected by the future issuance and sale of shares of our Common Stock or other equity securities.

We cannot predict the size of future issuances or sales of our Common Stock or other equity securities, future acquisitions or capital raising activities, or the effect, if any, that such issuances or sales may have on the market price of our Common Stock. The issuance and sale of substantial amounts of Common Stock or other equity securities or announcement that such issuances and sales may occur, could adversely affect the market price of our Common Stock.

Future sales by stockholders, or the perception that such sales may occur, may depress the price of our Common Stock.

The sale or availability for sale of substantial amounts of our shares in the public market or exercise of Common Stock warrants or other derivative securities or the perception that such sales could occur, could adversely affect the market price of our Common Stock and also could impair our ability to raise capital through future offerings of our shares. As of March 26, 2025, we had 577,961 outstanding shares of Common Stock. Any decline in the price of our Common Stock may encourage short sales, which could place further downward pressure on the price of our Common Stock and may impair our ability to raise additional capital through the sale of equity securities.

The issuance of shares upon exercise of derivative securities may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon exercise of options and settlement of outstanding derivative securities may result in substantial dilution to the interests of other shareholders since these selling shareholders may ultimately convert or exercise and sell all or a portion of the full amount issuable upon exercise. If all derivative securities outstanding as of March 26, 2025, including the Warrants, were converted or exercised into shares of Common Stock, there would be approximately an additional 531,353  shares of Common Stock outstanding as a result. The issuance of these shares will have the effect of further diluting the proportionate equity interest and voting power of holders of our Common Stock.

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

Our Common Stock has experienced and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market prices of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the market prices of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our Common Stock will be stable or appreciate over time.

We may not be able to continue to satisfy listing requirements of Nasdaq to maintain a listing of our Common Stock.

Our Common Stock is currently listed on Nasdaq and we must meet certain financial and liquidity criteria to maintain such listing. If we violate the maintenance requirements for continued listing of our Common Stock, our Common Stock may be delisted.

There can be no assurance that we will maintain compliance with any of the other Nasdaq continued listing requirements. If the Common Stock is delisted, it could be more difficult to buy or sell the Common Stock or to obtain accurate quotations, and the price of the shares of Common Stock could suffer a material decline. Delisting could also impair our ability to raise capital.

In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. In addition, the delisting of our Common Stock could significantly impair our ability to raise capital.

We currently do not intend to declare dividends on our Common Stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our Common Stock.

We currently do not expect to declare any dividends on our Common Stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our Common Stock. Accordingly, your only opportunity to achieve a return on your investment in our Common Stock may be if the market price of our Common Stock appreciates and you sell your shares at a profit. The market price for our Common Stock may never exceed, and may fall below, the price that you pay for such Common Stock. See “Dividend Policy.”

An investment in our securities is speculative and there can be no assurance of any return on any such investment.

An investment in our securities is speculative and there can be no assurance that investors will obtain any return on their investment. Investors may be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities and in the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding.

The requirements of being a public company may strain our resources, divert management’s attention and affect our results of operations.

As a public company in the United States, we face increased legal, accounting, administrative and other costs and expenses. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. For example, Section 404 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. If we fail to maintain compliance under Section 404, or if in the future management determines that our internal control over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Furthermore, investor perceptions of our Company may suffer, and this could cause a decline in the market price of our Common Stock. Any failure of our internal control over financial reporting could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in an adverse opinion on internal controls from our independent auditors. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, particularly if we become fully subject to Section 404 and its auditor attestation requirements, which will increase costs. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. A number of those requirements will require us to carry out activities we have not done previously. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our business. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Common Stock, fines, sanctions and other regulatory action and potentially civil litigation.

New laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming.

These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, may evolve over time as new guidance is provided by the courts and other bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a public company subject to these rules and regulations, we may find it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult in the future for us to attract and retain qualified members of our Board, particularly to serve on its audit committee and compensation committee, and qualified executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Several analysts may cover our stock. If one or more of those analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If there is no active public market for our Common Stock, you may be unable to sell your shares at or above your purchase price.

Although our Common Stock is listed on Nasdaq, an active trading market for our shares may not be sustained following the purchase of your Common Stock. You may be unable to sell your shares quickly or at the market price if trading in shares of our Common Stock is not active. Further, an inactive market may also impair our ability to raise capital by selling shares of our Common Stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT OUR BUSINESS OPERATIONS AND THE VALUE OF OUR SECURITIES.

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

Our operations may, in some cases, involve the storage, transmission and other processing of customer and research data or sales information. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses and worms), phishing attacks, employee theft or misuse and denial-of-service attacks, and use of artificial intelligence. We have not experienced cyberattacks in the past, and there can be no guarantee that in the future such cyberattacks will not be material. We maintain an information security program that is comprised of policies and controls designed to mitigate cybersecurity risk. However, at any given time, we face known and unknown cybersecurity risks and threats that are not fully mitigated, and we continuously work to enhance our information security program and risk management efforts. In addition, cybersecurity incidents could have material adverse effects on our business strategy, financial condition, and results of operations (e.g., a significant breach could result in direct financial losses due to fraud, system downtime impacting revenue generation, increased compliance costs or contractual liabilities with third-party vendors and customers).

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

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices. The Board (or designated committee or officer) will receive periodic updates on cybersecurity risks, including emerging threats, mitigation efforts and incident response activities. The updates will be provided at least annually, or more frequently as needed, to ensure cybersecurity risks are appropriately managed and integrated into our broader risk oversight strategy.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report, including the risk entitled “Our computer systems or data, or those of our collaborators or other contractors or consultants, maybe compromised, which could result in adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; significant disruption of our product development programs and our ability to operate our business effectively; reputational harm; and other adverse consequences.”

Item 2. Properties.

Our principal executive office is located at 120 Newport Center Drive, Newport Beach, CA 92660. The office has 500 square feet, and the lease runs from March 2024 to February 2025. The monthly rent is $1,725.

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

Item 3. Legal Proceedings.

As of the date of this Annual Report, there are no active legal proceedings pending or threatened against the Company. However, from time to time, we may be subject to various legal claims and proceedings that arise from the normal course of business activities, including, third party intellectual property infringement claims against us in the form of letters and other forms of communication. Litigation or any other legal or administrative proceeding, regardless of the outcome, could result in substantial cost, diversion of our resources, including management’s time and attention, and, depending on the nature of the claims, reputational harm. In addition, if any litigation results in an unfavorable outcome, there exists the possibility of a material adverse impact on our results of operations, prospects, cash flows, financial position and brand.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on The Nasdaq Capital Market under the symbol “ELAB.” We had 438,987 shares of Common Stock issued and outstanding as of December 31, 2024.

Holders of Capital Stock

As of December 31, 2024, we had 47 holders of our Common Stock.

Stock Option Grants

As of the date of this Annual Report, options to purchase an aggregate of 699 Common Stock have been granted and 74 Common Stock have been issued under the 2020 Plan.

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

Organization and Overview of Operations

On December 31, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which it was agreed to sell the skincare business. The sale of the skincare business closed on January 16, 2025.

Prior to entering into the Asset Purchase Agreement, the Company’s principal business was operating a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. With the sale of the skincare business, the Company changed its principal business. PMGC Holdings Inc. is a diversified holding company that manages and grows its portfolio through strategic acquisitions, investments, and development across various industries. The Company currently manages and operates a diverse portfolio of three wholly owned subsidiaries:

●	NorthStrive BioSciences Inc. – is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. For more information, please visit www.northstrivebio.com.

●	PMGC Research Inc. – based in Canada, is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

●	PMGC Capital LLC – is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Growing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed biotechnology assets across various unrelated pharmaceutical indications.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences, Inc.’s clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating companies and biotechnology assets to expand and diversify our portfolio.

●	Evaluating potential spin-offs of wholly owned subsidiaries, creating new publicly traded companies to unlock shareholder value.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023.

The following table provides certain selected financial information for continuing operations for the periods presented:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Change
Marketing and Promotion	$292,522	256,450	36,072
Consulting Fees	$1,367,273	279,767	1,087,506
Office and Administration	$1,092,576	347,653	744,923
Professional Fees	$563,242	132,600	430,642
Investor Relations	$208,326	91,009	117,317
Research and Development	$104,654	7,410	97,244
Total operating expenses	$3,663,566	1,140,958	2,522,608
Other income (expense)[1]	$(353,148)	(515,781)	162,633
Net loss from continuing operations	$(4,016,714)	(1,656,739)	(2,359,975)
Basic and dilutive loss per common share – continuing operations	$(50.473)	(215.834)	165.361
Weighted average number of shares outstanding – basic and diluted	79,582	7,676

[1]	Other expenses relate to interest income, interest expense, listing expense and fair value gain/loss on derivative liability.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024, were $104,654 compared to $7,410 for the year ended December 31, 2023, an increase of $97,244. Research and Development related to the development of the Company’s intangible assets. The increase in R&D is due to the intangible assets acquired during fiscal 2024 and includes amortization of intangible assets of $82,556 during the year ended December 31, 2024 compared to Nil during the year ended December 31, 2023.

Marketing and Promotion

Marketing and promotion expenses for the year ended December 31, 2024, were $292,522 compared to $256,450 for the year ended December 31, 2023, an increase of $36,072. The Company’s marketing and promotional efforts were consistent year of year.

Office and Administrative Expenses

Office and administrative expenses for the year ended December 31, 2024, were $1,092,576, compared to $347,653 for year ended December 31, 2023, an increase of $744,923. Approximately $400,000 of the increase is the result of directors’ and officers’ insurance for the full 12 months of 2024 compared to only one month post IPO in 2023. In addition, during 2024 the Company paid directors fees of $165,000 ($55,000 each to its three independent directors) compared to Nil in 2023.

Consulting Fees

Consulting fees for the year ended December 31, 2024, were $1,367,273, compared to $279,767 for the year ended December 31, 2023, an increase of $1,087,506. The Company’s CEO, CFO and Chairman provide services in a consulting capacity. During 2024, consulting fees to key management (excluding 2024 year-end bonuses) increased by $177,233 to bring compensation in line with market rates for similar public companies. In addition, the Company accrued $350,000 in bonuses payable to key management following the successful recapitalization and restructuring of the business during Q3-Q4 2024. The remaining increase in consulting fees relates to business advisory and strategy services acquired during 2024 that were not present in 2023.

Professional Fees

Professional fees for the year ended December 31, 2024, was $563,242, compared to $132,600 for the year ended December 31, 2023, an increase of $430,642. Professional fees comprise of legal, audit and accounting services. The increase during 2024, is primarily due to an increase in audit, legal and accounting services as the company is now listed on the NASDAQ exchange.

Investor Relations

Investor relations for the year ended December 31, 2024, was $208,326, compared to $91,009 for the year ended December 31, 2023. The increase in investor relations spending is consistent with the Company’s growth strategy, which includes promotion to current and potential investors as the company is now listed on the NASDAQ exchange.

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

As of December 31, 2024 and 2023, the Company had a net working capital of $4,251,867 and $3,622,091, respectively, and has an accumulated deficit of $13,269,627 and $7,023,890, respectively. Furthermore, for the years ended December 31, 2024 and 2023, the Company incurred a net loss of $6,245,737 and $4,301,517, respectively and used $5,486,980 and $4,556,811, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These Company’s consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure and research and development. We fund our liquidity requirements primarily through cash on hand, cash flows from operations, the issuance of common, warrants and preferred stock, and the issuance of Notes. As of December 31, 2024, we had cash of $3,984,453, with $3,326,851 as of December 31, 2023.

The Company expects an improvement in liquidity and capital resources, including cash used in operations following the sale of the loss-making skincare business on January 16, 2025. Cash flows used in discontinued operating and investing activities and assets and liabilities held for sale have been excluded from our analysis.

The following table provides selected financial data as of December 31, 2024, and December 31, 2023, respectively (excluding assets and liabilities held for sale).

	December 31, 2024	December 31, 2023	Change
Current assets	$4,858,193	$4,231,976	$626,217
Current liabilities	$1,250,218	$580,299	$669,919
Working capital	$3,607,975	$3,651,677	$(43,702)

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Change
Cash used in operating activities	$(2,800,601)	$(2,114,871)	$(685,730)
Cash used in investing activities	$(601,404)	$-	$(601,404)
Cash provided by financing activities	$6,757,500	$6,738,890	$18,610

Cash Flow from Operating Activities

For the year ended December 31, 2024, net cash flows used in operating activities for continuing operations was $2,800,601 compared to $2,114,871 used during the year ended December 31, 2024, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the year ended December 31, 2024, and 2023, we used $601,404 and $nil, respectively, in investing activities primarily related to the acquisition of intangible assets of $462,320. In addition, the Company participated in a private placement of a company in the U.S. uranium energy market with an investment of 139,084.

Cash Flows from Financing Activities

During the year ended December 31, 2024, we had net cash flow provided by financing activities of $6,757,500 compared to cash flow provided by financing activities of $6,738,890 in 2023. During 2024, and 2023, the Company raised $6,993,058 and $1,463,586, respectively, through the issuance of common stock and common stock purchase warrants; $914,442 and $Nil, respectively, through the issuance of Notes; and $Nil and $37,500, respectively, upon the exercise of stock options in exchange for common stock. The cash provided by financing activities during the year ended December 31, 2024, was partially offset by the repayment of Notes of $1,150,000. In addition, during 2023 the Company completed its IPO financing and raised net proceeds of $5,237,805.

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

The Company’s policy for intangible assets require judgement in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off/impaired to the consolidated statement of operations.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary, PMGC Research Inc. (“PMGC Research”) is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PMGC Research are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

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

During the years ended December 31, 2024 and 2023, the Company recorded $97,167 and $487,738, respectively, in share-based compensation expense, of which $93,449 and $3,718, and $250,067 and $237,671, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended December 31, 2024 and 2023, ($599) and $4,317, and $226,838 and $10,833, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the years ended December 31, 2024 and 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees as of March 31, 2025:

Name	Age	Position
Executive Officers:
Graydon Bensler	33	Chief Executive Officer, Chief Financial Officer and Director
Braeden Lichti	39	Chairman of the Board
Non-Executive Directors:
Jeffrey Parry(1)(2)(3)	64	Independent Director and Chair of Nominating Committee
George Kovalyov(1)(2)(3)	39	Independent Director and Chair of Compensation Committee
Juliana Daley(1)(2)(3)	36	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

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

Graydon Bensler, CFA, Chief Executive Officer, Chief Financial Officer and Director

Mr. Bensler has served as our Chief Executive Officer since June 2024 and Chief Financial Officer since inception and a director since June 9, 2020. Mr. Bensler is a financial professional and analyst with over seven years of experience in financial consulting and management for both private businesses and US/Canadian publicly traded companies and is a CFA Charterholder (CFA) In 2017, Mr. Bensler Co-founded an Ed Tech curriculum management and scheduling company that was implanted in academic schools in Canada and the United States. From 2017 to 2019, Mr. Bensler was an account manager at a leading Canadian investor relations firm where he represented publicly traded companies across a wide range of sectors where he worked directly with investment banks, investment brokers and company executives and directors. During his tenure, Mr. Bensler created and conveyed messaging about his clients’ strategic position in the market and successfully guided several companies through multiple financings. From 2019 to 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm where he led valuations and going public transactions for Canadian and United States companies. In this capacity, Mr. Bensler gained strong knowledge of the capital markets, public company compliance requirements, and regularly interfaced with regulators, auditors, board and executive management. Mr. Bensler was also a director of publicly traded Health Logic Interactive Inc. (TSXv:CHIP) from 2020 to 2024. We believe that Mr. Bensler’s past experience as our Chief Financial Officer, his familiarity with both the banking and the financial consulting sectors and his having served as an account manager for similarly situated companies makes him a qualified director for our Company.

Mr. Bensler received his Bachelor of Management and Organizational Studies degree from the University of Western Ontario, with specialization in Finance, and is a CFA Charterholder.

Braeden Lichti, Chairman of the Board

Braeden Lichti is the founder and Chief Executive Officer of BWL Investments Ltd., a privately held holding corporation he established in 2016, and NorthStrive Companies, Inc., a U.S. based investment and advisory services company he founded in 2021. Mr. Lichti also serves as Chairman of Hydromer, Inc., a global leader in surface modification and coating solutions, focusing on hydrophilic, thromboresistant and antimicrobial coatings for medical devices and various industrial applications. Established in 1980 and headquartered in Concord, North Carolina, Hydromer offers a wide range of services, including polymer research and development, contract coating and specialized analytical testing. Mr. Lichti co-founded PMGC Holdings Inc. in 2020 and has served as its advisor and has been a principal stockholder since its formation. He has remained the largest stockholder through companies he controls and recently assumed the role of Chairman in 2024. We believe that Mr. Lichti’s past experience as our director and advisor, his extensive executive experience and his having served as Chairman for similarly situated companies makes him a qualified director for our Company.

Jeffrey Parry, Independent Director, Chair of the Nominating Committee and member of the of Audit Committee and Compensation Committee

Mr. Parry was appointed as an independent director in June 2023 and is a partner of Mystic Marine Advisors LLC, a Connecticut based advisory firm he founded in 1998 focused on emerging and turnaround situations for strategic and financial stakeholders. Jeffrey served as Executive Chairman of TBS Shipping Limited from 2012 to 2018 where he led a successful restructuring and co-founded Valhalla Shipping, Inc with an $167 million equity investment by institutional investors. From July 2008 to October 2009, Mr. Parry was the Chief Executive Officer of Nasdaq-listed Aries Maritime Transport Limited and led a successful turn-around and sale to strategic investors. Mr. Parry was a Managing Director of Poten & Partners, an international energy advisor, from 2001 to 2007 where in 2006 he co-founded Poten Capital Services LLC, a New York based broker-dealer. Earlier in his career, Mr. Parry founded Cool FM and 7X Television in Athens, Greece and served as President of One Fifth Avenue Apartment Corporation. Since 2010, Jeffrey has served as an independent director of Nasdaq listed Globus Maritime Ltd. where he sits on the audit committee. Mr. Parry holds a BA from Brown University and MBA from Columbia University. His educational and professional experience in business, his background and familiarity in investment banking, his having served as a director of a company listed on Nasdaq makes him a qualified director candidate for our Company.

George Kovalyov, Independent Director, Chair of the Compensation Committee and member of the of Audit Committee and Nominating Committee

Mr. Kovalyov has acted as Chief Financial Officer and Treasurer of Marizyme, Inc. since December 2021. Since November 2022, Mr. Kovalyov has also been a director of DGTL Holdings Inc. Previously he served as the chief operating officer and director of Health Logic Interactive Inc. (“HLII”) from September 2020 to November 2021, and as HLII’s chief financial officer from December 2021 to September 2022. In addition, Mr. Kovalyov served as a director and audit committee member of Margaret Lake Diamonds Inc. from January 2021 to August 2022. From September 2018 to September 2020, Mr. Kovalyov was VP of Finance and director of Phivida Holdings Inc., a brand of cannabidiol-infused foods, beverages and clinical products. From October 2016 to September 2020, Mr. Kovalyov was the principal owner of Schindler and Company, an accounting consulting firm. Mr. Kovalyov is a chartered accountant and is a member of Chartered Professional Accountants of Canada. Mr. Kovalyov is qualified to serve on the Board due to his extensive accounting and finance experience.

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

Board Leadership Structure and Risk Oversight

Our Board has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, cybersecurity, strategic and reputational risk.

Director Independence

Our Board is composed of a majority of “independent directors” as defined under the rules of Nasdaq. We use the definition of “independence” applied by Nasdaq to make this determination. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three (3) years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of twelve (12) consecutive months within the three (3) years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);

●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three (3) years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three (3) years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his background, employment and affiliations, our Board has determined that Jeffrey Parry, George Kovalyov and Juliana Daley are independent directors of the Company.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past 10 years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two (2) years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

This section provides an overview of our executive compensation programs, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

Our named executive officers (“Named Executive Officers” or “NEOs”) are or were, as applicable:

●	Graydon Bensler, Chief Executive Officer and Chief Financial Officer;

●	Jordan R. Plews, former Chief Executive Officer and President;

●	Brenda Buechler, former Chief Marketing Officer; and

●	Christoph Kraneiss, former Chief Commercial Officer.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	Total ($)
Graydon Bensler	2024		$196,333	$195,000	-		$391,333
Chief Executive Officer, Chief Financial Officer and Director	2023		$85,000	$25,000	$-		$110,000

Jordan R. Plews (1)	2024	$				$
Director and Former CEO and President	2023		$200,000	-	-		$200,000

Brenda Buechler(2)	2024		$-	-	-		$-
Former Chief Marketing Officer	2023		$190,000	-	-		$190,000

Christoph Kraneiss(3)	2024		$-	-	-		$-
Former Commercial Officer	2023		$180,000	-	-		$180,000

(1)	On December 23, 2024, Jordan Plews resigned as Director of the Company.

(2)	On June 20, 2024, we notified Brenda Buechler that she was involuntarily terminated without “cause” or laid off from employment as part of a wider job elimination/restructuring or reduction in force of the Company in order to streamline the Company’s operations and organizational structure.

(3)	On June 20, 2024, we notified Christoph Kraneiss that he was involuntarily terminated without “cause” or laid off from employment as part of a wider job elimination/restructuring or reduction in force of the Company in order to streamline the Company’s operations and organizational structure.

Employment Arrangements with Named Executive Officers

Graydon Bensler

Mr. Bensler serves as Chief Executive Officer and Chief Financial Officer of the Company, which positions he accepted the Board’s appointment for as of the close of business on June 21, 2024. On October 25, 2024, the Company entered into the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer (the Second Amended Bensler Consulting Agreement”) with GB Capital Ltd, a British Colombia, Canada corporation (“GB Capital”), an entity controlled by Mr. Bensler. The Second Amended Bensler Consulting Agreement amended and restated the terms of that certain Amended and Restated Consulting Agreement between the Company and GB Capital for Non-Employee Chief Executive Officer dated June 1, 2020 (the “Original Bensler Consulting Agreement”). The Original Bensler Consulting Agreement was amended and restated again on June 21, 2024 pursuant to that certain Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital. Under the Second Amended Bensler Consulting Agreement, GB Capital agreed to designate Mr. Graydon Bensler, Director of GB Capital, to perform the Services (as defined in the Second Amended Bensler Consulting Agreement).

Pursuant to the terms of the Second Amended Bensler Consulting Agreement, as consideration for Mr. Bensler’s services as non-employee Chief Executive Officer of the Company, the Company would pay GB Capital a consultant fee of $250,000 per annum and certain bonuses. Upon execution of the Second Amended Bensler Consulting Agreement, the Company would make the following payments to GB Capital (such payments, the Bensler Sign-on Bonuses”): (a) a one-time bonus of $175,000, with (1) $100,000 of such bonus to be paid to GB Capital in cash and (2) $75,000 of such bonus to be remitted to GB Capital in Series B Preferred Stock, with the cash equivalent of such shares of Series B Preferred Stock to be determined by mutual agreement of the Company and GB Capital, and provided such issuance of Series B Preferred Stock was approved by the Company’s shareholders. In the Board’s sole discretion, it may also award GB Capital a bonus at the end of the applicable fiscal year in the amounts it determines in its sole discretion (each of such bonuses, the “Bensler Annual Bonus”), provided that GB Capital meets the Board’s performance objectives for GB Capital and GB Capital is engaged by the Company for such fiscal year in full. The target of the Annual Bonus is 125% or greater of the Bensler Annual Consultant Fee. For the avoidance of doubt, the first fiscal year for which the Company will consider whether GB Capital qualifies for the Bensler Annual Bonus is the fiscal year in which the Effective Date falls. Pursuant to the Second Amended Bensler Consulting Agreement, the Company shall also pay GB Capital in the first fiscal quarter of 2026 a bonus in the amount of $60,000 if the Company has a positive adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) in 2025. Subject to the terms of the Second Amended Bensler Consulting Agreement, GB Capital is also entitled to each of the following bonus payments (collectively, the “Bensler Milestone Bonuses”). Such Bensler Milestone Bonuses are payable upon the occurrence of the following events, at which time the Company shall remit the applicable Milestone Bonuses to GB Capital as follows:

(A) The Company shall pay GB Capital $50,000 for each Company acquisition consummated, provided the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of such acquisition.

(B) The Company shall pay GB Capital $50,000 upon any closing of an equity or equity-linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies GB Capital for such payment, the “GB Triggering Equity Financing,” and such payment, the “GB Equity Financing Bonus”). For the avoidance of doubt, GB Capital is entitled only to a one-time payment of the GB Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as an Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the GB Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the GB Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company.

(C) If and when the Company achieves each of the targeted EBITDA amounts in one fiscal quarter, as set forth in this Section 1(e)(iii) (each of such amounts, “EBITDA Milestone”), the Company shall pay GB Capital a fee equal to 25% of the applicable EBITDA Milestone (such fee, the “EBITDA Milestone Bonus”: (A) $50,000; (B) $150,000; (C) $250,000; (D) $350,000. For the avoidance of doubt, GB Capital may only receive a one-time payment of the EBITDA Milestone Bonus in each fiscal quarter, upon the Company’s achievement of the applicable EBITDA Milestone, and the Company will not make further payments to GB Capital as the EBITDA Milestone Bonus even upon achievement of an EBITDA Milestone in the same fiscal quarter which value exceeds the value of the first EBITDA Milestone GB Capital has achieved in such fiscal quarter.

(D) The Company shall pay GB Capital $300,000 each time the Company achieves a Market Valuation (as defined in the Second Amended Bensler Consulting Agreement) of $50,000,000 and $100,000,000, provided that each of such Market Valuations continues for each at least 5 consecutive Trading Days (as defined in the Second Amended Bensler Consulting Agreement).

Additionally, GB Capital may elect to accrue the Bensler Milestone Bonuses and convert the cash amount of the Bensler Milestone Bonus into shares of the Company’s Common Stock or preferred stock. In such event, the conversion ratio of the Bensler Milestone Bonus shall be determined by mutual agreement between the Company and GB Capital. The Second Amended Bensler Consulting Agreement is filed herein as Exhibit 10.19.

On October 25, 2024, the Company entered into the Amendment to the Second Amended Bensler Consulting Agreement which stipulated that the Company’s issuances of Series B Preferred Stock to GB Capital as the Bensler Sign-on Bonuses, were subject to shareholder approval. The Amendment to the Second Amended Bensler Consulting Agreement is filed herein as Exhibit 10.21.

Jordan R. Plews

In September 2021, we entered into an employment contract with Dr. Jordan R. Plews pursuant to which he served as the Company’s Chief Executive Officer, effective as of October 1, 2021 until his resignation on June 21, 2024.

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

Brenda Buechler

In June 2022, we entered into an employment contract with Brenda Buechler as the Company’s Chief Marketing Officer, effective as of August 1, 2022. On June 20, 2024, we terminated this employment agreement.

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

On June 20, 2024, we terminated this employment agreement.

Director Compensation

We intend to and have agreed to compensate our independent directors for their service as directors through a mix of cash and stock options. In addition to in-person attendance bonuses, we intend to reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

On June 1, 2023, we rescinded previously granted but unissued nonstatutory stock options to each of our independent director nominees and instead granted nonstatutory stock options to purchase 240,000 shares of the Company’s Common Stock to our then independent director nominees and related parties Jeffery Parry, Crystal Muilenburg and Julianna Daley under our 2021 Equity Incentive Plan. The equity compensation grants were directly in relation to the appointment of Mr. Parry, Ms. Daley and Ms. Muilenburg as our independent directors. The options maintain a contractual life of 10 years and an exercise price of $5.00 per share of Common Stock. All options vest at a rate of 25% on the first anniversary of the date of grant and the remaining 75% vest evenly over 36 months thereafter.

Equity Incentive Awards

The Company has historically granted stock options to its employees, including its executive officers, under the 2020 Equity Incentive Plan where our Board or any of its committees can grant issuances of incentives stock options, nonstatutory stock options, and restricted stock to our employees, advisors and directors. The exercise price of incentive stock options and nonqualified stock options will be no less than 100% of the fair value per share of the Company’s Common Stock on the date of grant. If an individual owns Common Stock representing more than 10% of the voting shares and the grant is an incentive stock option, the price of each share will be at least 110% of the fair value on the date of grant.

The aggregate number of shares of Common Stock allocated and made available for issuance pursuant to stock options granted under the Plan may not exceed 8,671 shares of Common Stock. As of the date of this Annual Report, options to purchase 4,925 shares of Common Stock under the Plan were outstanding, and 3,225 shares were available for future grant. Each option granted under the Plan will carry a term of no more than 10 years from the date of grant and the Plan will remain in effect until it is terminated by the Board. The term and vesting periods for options granted under the Plan are determined by the Board. The summary does not contain a complete description of all provisions of the 2020 Plan and is qualified in its entirety by reference to the 2020 Plan, a copy of which is filed as Exhibit 10.2 to our offering statement of which this Annual Report forms a part.

Policies and Practices for Granting Certain Equity Awards

Our policies and practices regarding the granting of equity awards are carefully designed to ensure compliance with applicable securities laws and to maintain the integrity of our executive compensation program. The Compensation Committee is responsible for the timing and terms of equity awards to executives and other eligible employees.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider material nonpublic information to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of material nonpublic information in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such material nonpublic information.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its shareholders.

Equity Compensation Plan Information

The table below sets forth information concerning securities granted under equity compensation plans approved and not approved by security holders of the Company and the weighted average exercise price for such securities as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$5,228	$335.32	$2,922	(1)
Equity compensation plans not approved by security holders	-	$-	-
Total	$5,228	$335.32	2,922

(1)	2,922 securities remaining available for future issuance under the Company’s 2020 Equity Incentive Plan (the “Plan”). The aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 8,671 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information with respect to the beneficial ownership of our Common Stock as of March 26, 2025 by:

●	each of our executive officers and directors;

●	all of our current directors and executive officers as a group; and

●	each person or entity, or group of persons or entities, known by us to own beneficially more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of March 26, 2025. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 577,961 shares of Common Stock outstanding as of March 26, 2025.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Beneficial
5% or Greater Shareholders:
Directors, Named Executive Officers and Other Executive Officers:
Graydon Bensler, Chief Executive Officer, Chief Financial Officer and Director	744	(2)	*	%
Braeden Lichti, Chairman of the Board	2,732	(3)	*	%
Jeffrey Parry, Director	58	(4)	*	%
George Kovalyov, Director	-		-%
Juliana Daley, Director	25	(5)	*	%
All executive officers and directors as a group (5 persons)	4,489	(6)	*	%

*	Denotes less than one (1%) percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is our address of c/o PMGC Inc., 120 Newport Center Drive, Ste. 250, Newport Beach, CA 92660.

(2)	Consists of (i) 601 shares of Common Stock held by GB Capital Ltd., of which Mr. Bensler has sole voting and dipositive power over the shares and (ii) 143 shares of Common Stock that Mr. Bensler has the right to acquire from us within 60 days of March 26, 2025 pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.

(3)	Consists of (i) 143shares of Common Stock that Mr. Lichti has the right to acquire from us within 60 days of March 26, 2025 pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan, (ii) 1362 shares of Common Stock held by BWL Investments Ltd. of which Mr. Lichti has sole voting and dipositive power over the shares, (iii) 591 shares of Common Stock held by BWL Holdings Ltd. of which Mr. Lichti has sole voting and dipositive power over the shares, (iv) 591 shares of Common Stock held by Northstrive Fund II LP of which Mr. Lichti has sole voting and dipositive power over the shares and (v) 44 shares of Common Stock underlying warrants held by BWL Investments Ltd.

(4)	Consists of (i) 30 shares of Common Stock and (ii) 29 shares of Common Stock that Mr. Parry has the right to acquire from us within 60 days of March 26, 2025, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.

(5)

Consists of (i) one share of Common Stock and (ii) 24 shares of Common Stock that Ms. Daley has the right to acquire from us within 60 days of March 26, 2025, pursuant to the exercise of stock options granted under the 2020 Equity Incentive Plan.

(6)	Consists of (i) 4,489 shares of Common Stock beneficially owned by our directors and executive officers and (ii) 338 shares of Common Stock underlying outstanding options, exercisable within 60 days of March 26, 2025 and (iii) 44 shares of Common Stock underlying warrants.

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

The following is a summary of transactions entered since January 1, 2022 to which we have been a party in which the amount involved exceeded or will exceed $70,915, which represents 1% of the average of our total assets amounts as of December 31, 2024 and 2023), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

The Company paid consulting fees of $391,333, $110,000, and $95,078 to GB Capital Ltd., a company controlled by Graydon Bensler, Chief Financial Officer and Director in 2024, 2023, and 2022, respectively.

BWL Investments Ltd., a British Columbia Canadian Corporation (“BWL”) owned and managed by Braeden Lichti and Hatem Abou-Sayed “Tim” Sayed, our former Chief Medical Officer, subscribed to $48,980 and $10,000 in promissory notes, respectively. On July 15, 2022, these promissory notes and accrued interest were converted into Series A preferred shares and warrants as follows:

	Series A preferred shares	Warrants	Promissory notes and accrued interest
BWL Investments Ltd.	61,551	61,551	$49,538
Tim Sayed, former director and Chief Medical Officer	12,563	12,563	10,112
	74,114	74,114	$59,650

Pursuant to an advisory board agreement between us and Jeffery Parry, (an independent director to the Company as of June 1, 2023) dated August 12, 2021, on August 16, 2021, the Company granted Mr. Parry equity compensation in the form of non-statutory stock options to purchase 208 shares of the Company’s Common Stock (41,667 pre 200:1 share consolidation). Under an amended advisory board agreement between us and Jeffery Parry dated September 30, 2022 additional nonstatutory stock options to purchase 80 shares of the Company’s Common Stock (16,000 pre 200:1 share consolidation) were granted to Mr. Parry. The stock options held a contractual life of ten years and exercise price of $120 ($0.60 pre 200:1 share consolidation) per Common Stock. These stock options were valued at $10,630 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. Through unanimous written consent, the Board of the Company amended the vesting schedule for those stock options to accelerate the vesting of such stock options so that those stock options fully vested as of December 3, 2022. On December 16, 2022, Mr. Parry exercised all 41,667 (pre 200:1 stock consolidation) stock options for a total exercise price of $25,000.20. On June 1, 2023, we terminated the advisory board agreement between us and Jeffery Parry.

As amended and agreed to on May 1, 2023, and as effective on January 4, 2022, we entered into a consulting agreement (the “Lichti Consulting Agreement”) with NorthStrive Companies Inc., a California Corporation (“NorthStrive”) owned and managed by Braeden Lichti. Pursuant to the Lichti Consulting Agreement, NorthStrive is to assist us in a variety of business matters, including assistance in our overall investor outreach and communications strategy, and advising us on becoming a “public” company. As of May 31, 2023, the Company had $192,705 (2022 - $120,000, 2021 - $23,520) due to NorthStrive, of which $22,705 (2021 - $23,520) is unsecured, non-interest bearing and are due on demand. $120,000 was due as of December 31, 2022, and the remaining $50,000 was due as of May 31, 2022. The aforementioned fees are due in contemplation for NorthStrive’s advisement under the CA, whereby starting on January 4, 2022, we agreed to compensate NorthStrive $10,000 per month (the “Compensation”). We retained the option, but not the obligation to issue the amount of Compensation due NorthStrive in shares of our Common Stock equal to our series A preferred stock price at $1.34138 per share (pre 200:1 stock consolidation) equal to the value of the Compensation due to NorthStrive for services provided through and up to March 31, 2023 and $3.00 per share (pre 200:1 stock consolidation) equal to the value of the Compensation due to NorthStrive for services provided after March 31, 2023 or via cash payment equal to the amount of Compensation outstanding however, that Compensation due NorthStrive shall accrue interest-free and payment of that Compensation has been deferred until the earlier of either (a) our raising an aggregate of at least US$2,000,000 of equity and/or debt investment from and after October 1, 2022, (b) our becoming listed on any established stock exchange or a national market system, or (c) a determination by our Board that Company has sufficient cash flows to support payment of the Compensation due to NorthStrive at the time of that determination. For the fiscal year ended December 31, 2022, we did not make payments to Northstrive under the Lichti Consulting Agreement. For the fiscal year ended December 31, 2023, we paid Northstrive $230,000 under the Lichti Consulting Agreement. On June 21, 2024, we entered into the Amended and Restated Consulting Agreement with Northstrive (the “First Amended Lichti Consulting Agreement”), pursuant to which Mr. Lichti would serve as non-executive Chairman of the Company. As consideration for his services as non-executive Chairman, the Company agreed to pay Northstrive $16,000 per month. The First Amended Lichti Consulting Agreement is filed herein as Exhibit 10.13.

On October 25, 2024, the Company entered into the Second Amended and Restated Consulting Agreement for Non-Executive Chairman (the “Second Amended Lichti Consulting Agreement”) with Northstrive. The Second Amended Lichti Consulting Agreement provided that, as consideration for Mr. Lichti’s provision of his services as non-executive Chairman, as set forth more fully in such agreement, the Company would compensate Northstrive as such: (i) an annual consultant fee of $300,000 per annum (the “Lichti Annual Consultant Fee”), 1/12 of which Lichti Annual Consultant Fee will be paid to Northstrive once per calendar month (“Northstrive Payment Cycle”), provided that Northstrive performs the Services required to be performed in each Northstrive Payment Cycle. The Company agreed that upon execution of the Second Amended Lichti Consulting Agreement, the Company would make the following payments to Northstrive (such payments, the “Northstrive Sign-on Bonuses”): (a) a one-time bonus of $175,000, with (1) $100,000 of such bonus to be paid to Northstrive in cash and (2) $75,000 of such bonus to be remitted to Northstrive in Series B Preferred Stock, with the cash equivalent of such shares of Series B Preferred Stock to be determined by mutual agreement of the Company and Northstrive; and (b) 300,000 shares of Series B Preferred Stock. In the Board’s sole discretion, it may also award Northstrive a bonus at the end of the applicable fiscal year in the amounts it determines in its sole discretion (each of such bonuses, the “Lichti Annual Bonus”), provided that Northstrive meets the Board’s performance objectives for Northstrive and Northstrive is engaged by the Company for such fiscal year in full. The target of the Lichti Annual Bonus is 125% or greater of the Lichti Annual Consultant Fee.

Subject to the terms of the Second Amended Lichti Consulting Agreement, Northstrive is also entitled to each of the following bonus payments (collectively, the “Northstrive Milestone Bonuses”). Such Northstrive Milestone Bonuses are payable upon the occurrence of the following events, at which time the Company shall remit the applicable Northstrive Milestone Bonuses to Northstrive as follows:

(A) The Company shall pay Northstrive $150,000 for each Company acquisition consummated, provided that the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of the acquisition.

(B) The Company shall pay Northstrive $50,000 upon any closing of an equity or equity- linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies Northstrive for such payment, the “Northstrive Triggering Equity Financing,” and such payment, the “Northstrive Equity Financing Bonus”). For the avoidance of doubt, Northstrive is entitled only to a one-time payment of the Northstrive Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as a Northstrive Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the Northstrive Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the Northstrive Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company.

(C) The Company shall pay Northstrive $75,000 each time the Company achieves a Market Valuation (as defined in the Second Amended Lichti Consulting Agreement) of $10,000,000, $20,000,000, $30,000,000, and $40,000,000 (each of such payments, “Northstrive Valuation Payment”), provided that each of such market valuations continue for each at least five (5) consecutive Trading Days, and provided further that the Company may only recover any erroneously awarded amounts in Northstrive Valuation Payments for one (1) year following the date of such erroneous award.

(D) The Company shall pay Northstrive $300,000 each time the Company achieves a Market Valuation of $50,000,000 and $100,000,000, provided that each of such Market Valuations continues for each at least two (2) consecutive Trading Days.

Notwithstanding anything to the contrary stated in the Second Amended Lichti Consulting Agreement, Northstrive may elect to accrue the Northstrive Milestone Bonuses and convert the cash amount of the Northstrive Milestone Bonus into shares of the Company’s common stock or preferred stock. In such event, the conversion ratio of the Northstrive Milestone Bonus shall be determined by mutual agreement between the Company and Northstrive. The Second Amended Lichti Consulting Agreement is filed herein as Exhibit 10.20.

On October 25, 2024, the Company entered into the Amendment to the Second Amended Lichti Consulting Agreement, which stipulated that the Company’s issuances of Series B Preferred Stock to Northstrive as the Northstrive Sign-on Bonuses, were subject to shareholder approval. The Amendment to the Second Amended Lichti Consulting Agreement is filed herein as Exhibit 10.22. For the fiscal year ended December 31, 2024, we paid Northstrive $188,500 under the Second Amended Lichti Consulting Agreement.

On May 1, 2023, as effective on February 1, 2023, we entered into an advisory agreement (the “Advisory Agreement”) with Braeden Litchi which terminates after twenty-two months to strategically assist us in our maintenance of board governance, director recruitment, and direction for our board of directors strategy sessions. The Advisory Agreement was entered into under contemplation of Mr. Litchi’s resignation from our Board effective February 1, 2023, and our desire to maintain Mr. Litchi’s compensation as a valuable advisor to us. Pursuant to the Advisory Agreement, we agreed with Mr. Litchi that in exchange for services under the Advisory Agreement, his options granted on February 9, 2021 to purchase 1,000 shares of our Common Stock (200,000 pre 200:1 share consolidation) under our 2020 Equity Incentive Plan shall continue to vest pursuant to the aforementioned terms of the Advisory Agreement. On June 21, 2024, we terminated the Advisory Agreement, which was a condition to Mr. Lichti’s appointment to the Board and as non-executive Chairman of the Board on the same date.

Prior to our reorganization, BWL Investments Ltd., a British Columbia Canadian Corporation (“BWL”) also owned and managed by Braeden Lichti, owned approximately 29.4% of our issued and outstanding shares of Common Stock and 100% of the equity interests in Reactive Labs. On June 4, 2021, we issued 100 shares of Common Stock (pre 200:1 stock consolidation) to BWL in in exchange for substantially all of the assets and liabilities of Reactive Labs.

Braeden Lichti is one of our co-founders and our current Chairman and director. He is the current chief executive officer of NorthStrive and BWL, as described herein and may be deemed a “promoter” as defined by Rule 405 of the Securities Act though we elect to refer to him as a “founder” or “organizer” as permitted under Rule 405. There are no other promoters of the Company.

In May, and December of 2022, we granted nonstatutory stock options to purchase1,250 ( 250,000 pre 200:1 share consolidation) shares of the Company’s Common Stock to Brenda Buechler, our former Chief Marketing Officer, and Christoph Kraneiss, our former Chief Commercial Officer. The options maintain a contractual life of ten years and weighted average exercise price of $244 ($1.22 pre 200:1 share consolidation) per share of Common Stock. These stock options were valued at $264,906 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter. Details of the fair value granted to each individual and the related expense recorded for the year ended December 31, 2022, are as follows:

	December 31, 2022	Fair value of stock options granted
Brenda Buechler, former Chief Marketing Officer	$43,488	$143,679
Christoph Kraneiss, former Chief Commercial Officer	28,344	121,227
	$71,832	$264,906

On June 1, 2023, we rescinded previously granted but unissued nonstatutory stock options to each of our independent director nominees and instead granted nonstatutory stock options to purchase 1,200 (240,000 pre 200:1 share consolidation) shares of the Company’s Common Stock to our then independent director nominees and related parties Jeffery Parry, Crystal Muilenburg and Julianna Daley under our 2021 Equity Incentive Plan. The equity compensation grants were directly in relation to the appointment of Mr. Parry, Ms. Daley and Ms. Muilenburg as our independent directors. The options maintain a contractual life of ten years and an exercise price of $1,000 ($5.00 pre 200:1 share consolidation) per share of Common Stock. All options vest at a rate of 25% on the first anniversary of the date of grant and the remaining 75% vest evenly over 36 months thereafter.

Other Agreements with Our Stockholders

In connection with our Series A convertible preferred stock financing, we entered into an investors’ rights, and voting agreements containing registration rights, information rights, voting rights among other things, with certain holders of our preferred stock. Similarly, in connection with our Common Stock financing, we entered into a subordinate investors’ rights agreement containing registration rights and information rights with certain holders of our Common Stock. Each of those stockholder agreements terminated upon the closing of our initial public offering in 2023 whereby such stockholders are no longer entitled to the rights to them afforded therein.

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditor for the years ended December 31, 2024, and 2023, for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2024	2023
Audit fees	$60,000	$29,000
Audit-related fees	27,000	-
Tax fees	-	-
All other fees	-	-
Total fees	$87,000	$29,000

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

The audited balance sheet of the Company as of December 31, 2024, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of TPS Thyer, independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
3.2	Bylaws of Registrant(incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock. (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
10.1+	2020 Equity Incentive Plan, as amended, and forms of award agreements thereunder. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
10.2	Form of Amended and Restated Consulting Agreement between the Registrant and Northstrive Companies Inc. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
10.3	Form of Advisory Agreement between the Registrant and Braeden Lichti (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
10.4†	Authorized Distributor Agreement, dated August 30, 2022, between the Registrant and Refine USA, LLC (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
10.5†	Authorized Distributor and Trademark License Agreement, dated January 17, 2022, between the Registrant and Dermapenworld Pty Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.6†	Collaboration Agreement, dated November 28, 2023, by and between the Registrant and Yuva BioSciences, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.7†	License Agreement, dated January 16, 2024, by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.8+†	Employment Agreement of Jordan R. Plews, dated September 26, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.9†	Employment Agreement of Brenda Buechler, dated June 24, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.10†	Employment Agreement of Chris Kraneiss, dated August 6, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.11†	License Agreement, dated April 30, 2024, by and between the Company and MOA Life Plus Co., Ltd. (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.12	Consulting Agreement with Santorio Biomedical, LLC. (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.13+	Amended and Restated Consulting Agreement by and between the Company and GB Capital Ltd. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.14+	Amended and Restated Consulting Agreement by and between the Company and NorthStrive Companies Inc. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.15+	Chairman Appointment Letter to Mr. Braeden Lichti (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).

Exhibit Number	Description
10.16	Termination Agreement by and between the Company and Mr. Lichti (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.17†	First Amendment to License Agreement dated as of July 9, 2024, by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s registration statement on Form S-1, filed with the SEC on February 12, 2025).
10.18	Form of Securities Purchase Agreement dated September 22, 2024 (incorporated by reference to Exhibit 10.18 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.19	Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.20	Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and Northstrive Companies Inc. (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.21	Amendment to the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.22	Amendment to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and GB Capital Ltd Northstrive Companies Inc. (incorporated by reference to Exhibit 10.22 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.23	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.24	Form of Warrant (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.25	Mutual Termination of License Agreement dated as of February 27, 2025, by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Fork 8-K, filed with the SEC on March 3, 2025)
14.1	Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
19.1	Registrant’s Insider Trading Policy
21.1	List of Subsidiaries. (incorporated by reference Exhibit 21.1 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
23.1	Consent of TPS Thayer.
23.2	Consent of HTL International, LLC.
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Registrant’s Policy Related to Recovery of Erroneously Awarded Compensation
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type the Company treats as private or confidential.

+	Management contract or compensatory plan

ITEM 16. FORM 10-K SUMMARY

We have elected not to provide a summary of the information provided in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMGC HOLDINGS INC.

By:	/s/ Graydon Bensler
Graydon Bensler
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Each person whose signature appears below constitutes and appoints Graydon Bensler as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Graydon Bensler	Chief Executive Officer, Chief Financial Officer and Director	March 27, 2025
Graydon Bensler	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Braeden Lichti	Chairman of the Board of Directors	March 27, 2025
Braeden Lichti

/s/ Jeffrey Parry	Director	March 27, 2025
Jeffrey Parry

/s/ Juliana Daley	Director	March 27, 2025
Juliana Daley

/s/ George Kovalyov	Director	March 27, 2025
George Kovalyov

Consolidated Financial Statements of

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

For the years ended
December 31, 2024 and 2023

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of

PMGC Holdings Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of PMGC Holdings, Inc (formerly Elevai Labs, Inc) and subsidiaries (the "Company”) as of December 31, 2024, and the related consolidated statements of operations and other comprehensive loss, changes in Stockholders’ equity, and cash flows for the year ended, December 31, 2024, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its consolidated cash flows for the year ended December 31, 2024, in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements the Company has suffered recurring losses from operations and has cash flows used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

HTL International, LLC

We have served as PMGC Holdings, Inc’s auditor since 2024.

Houston, TX

March 27, 2025

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

/s/ TPS Thayer, LLC

TPS Thayer, LLC

We have served as the Company’s auditor since 2022

Sugar Land, Texas

March 28, 2024

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Balance Sheets

(Expressed in United States dollar)

As of:	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$3,984,453	$3,326,851
Receivables, net	5,276	3,072
Prepaids and deposits	868,464	902,053
Assets held for sale	1,192,808	687,468
Total Current Assets	6,051,001	4,919,444

Investment in securities	139,084	-
Equipment, net	1,087	1,741
Intangibles, net	2,801,993	-
Assets held for sale – non-current	-	268,733
TOTAL ASSETS	$8,993,165	$5,189,918
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$481,001	$134,014
Due to related parties	419,217	77,127
Current portion of consideration payable	350,000	-
Derivative liabilities	-	369,158
Liabilities held for sale	548,916	717,054
Total Current Liabilities	1,799,134	1,297,353

Consideration payable	534,467	-
Liabilities held for sale – non-current	-	65,489
TOTAL LIABILIITES	$2,333,601	$1,362,842

Commitments and Contingencies

EQUITY
Common stock, $0.0001 par value, 285,714,286 shares authorized; 438,987 and 12,384 shares issued and outstanding as of December 31, 2024 and 2023, respectively(1)	44	1
Additional paid-in capital	19,929,484	10,850,763
Accumulated other comprehensive income	(337)	202
Accumulated deficit	(13,269,627)	(7,023,890)
TOTAL EQUITY	6,659,564	3,827,076
TOTAL LIABILITIES AND EQUITY	$8,993,165	$5,189,918

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2024 and 2023

(Expressed in United States dollar)

	December 31, 2024	December 31, 2023
Operating expenses
Depreciation	$546	554
Marketing and promotion	292,522	256,450
Consulting fees	1,367,273	279,767
Office and administrative	1,092,576	347,653
Professional fees	563,242	132,600
Investor relations	208,326	91,009
Research and development	104,654	7,410
Foreign exchange (gain) loss	5,846	6,130
Travel and entertainment	28,581	19,385
Total operating expenses	$3,663,566	1,140,958

Other income (expense)
Listing expense	-	(450,079)
Change in fair value of derivative liabilities	369,158	(71,266)
Interest income	12,891	5,564
Interest expense	(735,197)	-
Net loss from continuing operations	$(4,016,714)	(1,656,739)

Loss from discontinued operations (Note 4)	(2,229,023)	(2,644,778)
Total net loss	(6,245,737)	(4,301,517)
Other comprehensive income (loss)
Currency translation adjustment	(539)	91
Total comprehensive loss	$(6,246,276)	(4,301,426)

Basic and diluted loss per share:
Continuing operations	$(50.473)	(215.834)
Discontinued operations	$(28.009)	(344.552)
Weighted average shares outstanding(1)	79,582	7,676

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations””

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

	Series seed 1 preferred stock		Series seed 2 preferred stock		Series A preferred stock		Common Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	#	$	#	$	$	$	$	$

Balance, January 1, 2023(1)	153	-	2,596	-	1,330	-	6,840	1	3,853,571	(2,722,373)	111	1,131,310
Private placement	-	-	-	-	-	-	349	-	1,463,586	-	-	1,463,586
Exercise of stock options	-	-	-	-	-	-	45	-	37,500	-	-	37,500
Conversion of preferred shares on IPO	(153)	-	(2,596)	-	(1,330)	-	4,079	-	-	-	-	-
Shares issued alongside IPO	-	-	-	-	-	-	1,071	-	6,000,000	-	-	6,000,000
Share issuance costs for IPO	-	-	-	-	-	-	-	-	(991,632)	-	-	(991,632)
Share-based compensation	-	-	-	-	-	-	-	-	487,738	-	-	487,738
Net loss for the year	-	-	-	-	-	-	-	-	-	(4,301,517)	-	(4,301,517)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	91	91
Balance, December 31, 2023(1)	-	-	-	-	-	-	12,384	1	10,850,763	(7,023,890)	202	3,827,076

Balance, January 1, 2024(1)	-	-	-	-	-	-	12,384	1	10,850,763	(7,023,890)	202	3,827,076
Issued and issuable shares for acquisition of intangible assets	-	-	-	-	-	-	1,991	-	1,610,778	-	-	1,610,778
Issued pursuant to public offering	-	-	-	-	-	-	20,408	2	7,044,998	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	-	-	-	-	-	-	929	-	325,819	-	-	325,819
Exercise of Series B Warrants	-	-	-	-	-	-	403,275	41	(41)	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	97,167	-	-	97,167
Net loss for the year	-	-	-	-	-	-	-	-	-	(6,245,737)	-	(6,245,737)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(539)	(539)
Balance, December 31, 2024(1)	-	-	-	-	-	-	438,987	44	19,929,484	(13,269,627)	(337)	6,659,564

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Cash Flows

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

	December 31, 2024	December 31, 2023
Operating activities
Net loss	$(6,245,737)	$(4,301,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,950	11,649
Share-based compensation	97,167	487,738
Straight-line rent expense	(2,758)	(2,757)
Change in fair value of derivative liabilities	(369,158)	71,266
Non-cash interest expense	686,334	-
R&D costs for intangible assets	82,556	-

Changes in operating assets and liabilities:
Receivables	(12,969)	(23,218)
Prepaid expenses and deposits	65,096	(907,343)
Inventory	(403,295)	(265,522)
Accounts payable and accrued liabilities	207,497	466,891
Customer deposits	(2,391)	26,521
Due to related parties	397,728	(120,519)
Cash flows used in operating activities[1]	$(5,486,980)	$(4,556,811)

Investing activities
Purchase of equipment	(9,160)	(11,191)
Purchase of intangible assets	(462,320)	-
Purchase of investments	(139,084)	-
Cash flows used in investing activities[1]	$(610,564)	$(11,191)

Financing activities
Net proceeds from issuance of common stock and warrants	6,993,058	1,463,585
Net proceeds from issuance of Notes	914,442	-
Repayment of Notes	(1,150,000)	-
Exercise of stock options	-	37,500
Proceeds from IPO, net	-	5,237,805
Cash flows provided by financing activities	$6,757,500	$6,738,890

Effect of exchange rate changes on cash	(2,354)	1,062

Increase in cash	657,602	2,171,950
Cash, beginning of period	3,326,851	1,154,901
Cash, ending of period	$3,984,453	$3,326,851

Supplemental cash flow information:
Cash paid for interest	69,026	14,397
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	1,610,778	-
Conversion of preferred stock to common stock	-	3,527,701
Derivative liability broker warrants included in share issuance cost for IPO	-	229,437

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

1.	Organization and nature of operations

PMGC Holdings Inc. (formerly Elevai Labs Inc.) (“PMGC”) was incorporated under the laws of the State of Delaware on June 9, 2020. During 2024, PMGC completed a reorganization that included a name change and redomiciling from Delaware to Nevada. PMGC and its 100% owned subsidiaries, PMGC Research Inc. (formerly Elevai Research Inc) (“PMGC Research”), PMGC Impasse Corp (formerly Elevai Skincare Inc.), Northstrive Biosciences Inc. (formerly Elevai Biosciences, Inc), and PMGC Capital LLC, are collectively referred to in these consolidated financial statements as “the Company.”

On April 29, 2024, PMGC Impasse Corp (“Skincare”) and Northstrive Biosciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. PMGC is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s skincare business, while the purpose of BioSciences is to hold and develop the Company’s intellectual property. Effective May 1, 2024, PMGC transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common stock of Skincare. On November 13, 2024, PMGC Capital LLC (“PMGC Capital”) was incorporated under the laws of the state of Nevada, PMGC is the sole shareholder of PMGC Capital.

On November 27, 2024, the Company completed a reverse stock split on a ratio of two hundred old common shares for every one new post reverse split common share. In addition, on March 10, 2025, the Company completed a second reverse stock split on a ratio of 7 common shares for every one new post second reverse split common share. All current and comparative references to the number of common shares, warrants, options, weighted average number of common shares, and loss per share have been retrospectively adjusted to give effect to these reverse stock splits. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400.

On December 31, 2024, PMGC and Skincare, entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which it was agreed to sell the skincare business. The sale of the skincare business closed on January 16, 2025. In accordance with ASC 205-20 “Discontinued Operations”, the assets and liabilities and the results of operations of the skincare business have been presented in these consolidated financial statements as assets and liabilities held for sale and discontinued operations. The Company also retrospectively adjusted the consolidated balance sheet as at December 31, 2023, and the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023, to reflect assets and liabilities held for sale and discontinued operations separately from continuing operations (Note 4).

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Prior to entering into the Asset Purchase Agreement, the Company’s principal business was operating a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. With the sale of the skincare business, the Company changed its principal business. PMGC is a diversified holding company that manages and grows its portfolio through strategic acquisitions, investments, and development across various industries. PMGC currently manages and operates a diverse portfolio of three wholly owned subsidiaries:

●	BioSciences – is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. For more information, please visit www.northstrivebio.com.

●	PMGC Research – based in Canada, is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

●	PMGC Capital – is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

2.	Going Concern

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

As of December 31, 2024 and 2023, the Company had a net working capital of $4,251,867 and $3,622,091, respectively, and has an accumulated deficit of $13,269,627 and $7,023,890, respectively. Furthermore, for the years ended December 31, 2024 and 2023, the Company incurred a net loss of $6,245,737 and $4,301,517, respectively and used $5,486,980 and $4,556,811, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s plans that alleviate substantial doubt about the Company’s ability to continue as a going concern include the sale of the loss-making skincare business and raising additional equity financing. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

3.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions were eliminated upon consolidation.

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

Principles of Consolidation

The consolidated financial statements include the account of PMGC, and its 100% owned subsidiaries, PMGC Research, Skincare, BioSciences and PMGB Capital. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of PMGC Research is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The accounts of PMGC Research are translated to U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated into U.S. dollars at the period-end exchange rate while revenues and expenses are translated at the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Reportable Segments and Geographic Areas

The Company’s continuing operations consists of one reportable segment. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM). The Company’s activities are interrelated, and each activity is dependent upon and supportive of the other. The CODM manages business activities using consolidated information for the Company as a whole. Accordingly, all significant operating decisions are based on analysis of financial products provided as a single global business. As a result, no disaggregated segment information is presented.

The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, is located in Canada and provide limited operational support and research. The following is a summary of the Company’s continuing operations, assets and liabilities split between the Unites States and Canada:

	United States	Canada	Total

Expenses	$3,468,907	$194,659	$3,663,566
Other income (expense)	(353,148)	-	(353,148)
Net loss from continuing operations	$3,822,055	$194,659	$4,016,714

Current Assets	$4,826,296	$31,897	$4,858,193
Non-current assets	2,941,078	1,086	2,942,164
Total Assets	$7,767,374	$32,983	$7,800,357

Current liabilities	$1,238,243	$11,975	$1,250,218
Non-current liabilities	534,467	-	534,467
Total Liabilities	$1,772,710	$11,975	$1,784,685

Total Equity	$7,255,391	$(595,827)	$6,659,564

Discontinued Operations, and Assets and Liabilities Held for Sale

The Company classify long-lived assets, or disposal groups comprised of assets and liabilities, as held for sale in the period in which the following six criteria are met, (i) management, having the authority to approve the action, commits to a plan to sell the group of assets and liabilities; (ii) the assets and liabilities are available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn, in accordance with Accounting Standard Codification (“ASC”) 360, Property, Plant and Equipment. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale, resulting in changes to the presentation of certain prior period amounts. The Company ceases depreciation and amortization on long-lived assets (or disposal groups) classified as held for sale and measures them at the lower of carrying value or estimated fair value less cost to sell.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results when the business is classified as held for sale, in accordance with ASC 360, and ASC 205-20, Presentation of Financial Statements – Discontinued Operations. Under ASC 360, assets may be classified as held for sale even though discontinued operations classification is not met. The results of discontinued operations are reported in Net loss from discontinued operations, net of tax in the accompanying consolidated statements of operations and comprehensive loss for current and prior periods, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. All other notes to these consolidated financial statements present the results of continuing operations and exclude amounts related to discontinued operations for all periods presented.

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

The Company is responsible for providing the products to customers. As a result, the Company is considered the Principal when providing products to customers. As the Company collects payment at the time of the customer order, its contracts do not have a significant financing component. Customers are entitled to replacement or full refund of any damaged or defective product, after the return of the damaged or defective product to the Company. There were no significant returns or refunds during the years ended December 31, 2024 and 2023.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, the Company has not capitalized any development cost.

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

License #1 – INmune	10-year straight-line
License #2 – MOA	IPR&D project not yet complete

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

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

As of December 31, 2024 and 2023, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in office and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2024 and 2023.

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

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

Cash and Cash Equivalents

Cash includes cash on hand and cash in demand deposits. Cash equivalents include all highly liquid instruments with original maturities of three months or less. As of December 31, 2024 and 2023, the Company did not hold any cash equivalents.

Receivables

All receivables under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance for credit losses method to account for uncollectable receivables. As of December 31, 2024 and 2023, there was no allowance for credit losses related to receivables recorded.

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

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

The Company ceases to depreciate property and equipment on the date that it is reclassified to assets held for sale.

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

The Company’s policy for long-lived assets requires judgement in determining whether the present value of future expected economic benefits exceeds capitalized costs. The policy requires management to make certain estimates and assumptions about future economic benefits related to its operations. Estimates and assumptions may change if new information becomes available. If information becomes available suggesting that the recovery of capitalized cost is unlikely, the capitalized cost is written off/impaired to the consolidated statement of operations.

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

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification is required. Warrants classified as liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the consolidated statements of operations at each period end while such instruments remain outstanding.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

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

The Company’s financial instruments consist of cash, receivables, investment in securities, accounts payable and accrued liabilities, consideration payable, due to related parties and derivative liabilities. Except for cash, investment in securities and derivative liabilities, the Company’s financial instruments’ carrying amounts, excluding unamortized discounts, approximate their fair values due to their short term to maturity. Cash is measured and recognized at fair value based on level 1 inputs for all periods presented. Investment in securities is measured and recognized at fair value based on level 2 inputs as at December 31, 2024. Derivative liabilities are measured and recognized at fair value based on level 3 inputs.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

	Level 1	Level 2	Level 3	Total
December 31, 2024:
Cash	$3,984,453	$-	$-	$3,984,453
Investment in securities	-	139,084	-	139,084
Derivative liabilities	-	-	-	-
	$3,984,453	$139,084	$-	$4,123,537

December 31, 2023:
Cash	$3,326,851	$-	$-	$3,326,851
Derivative liabilities	-	-	369,158	369,158
	$3,326,851	$-	$369,158	$3,696,009

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

The Company’s preferred stock, stock options and warrants outstanding during the years ended December 31, 2024 and 2023, are considered potential common shares that could dilute earnings per share, but were not included in the diluted loss per share computation because their effect was antidilutive for the periods presented. As a result, there is no difference between the computation of basic and diluted loss per shares for the periods presented.

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

During the years ended December 31, 2024 and 2023, the Company recorded $97,167 and $487,738, respectively, in share-based compensation expense, of which $93,449 and $3,718, and $250,067 and $237,671, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended December 31, 2024 and 2023, ($599) and $4,317, and $226,838 and $10,833, respectively is included in office and administration and research and development, respectively.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Determining the appropriate fair value model and the related assumptions requires judgment. During the years ended December 31, 2024 and 2023, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), intended to improve reportable segments disclosure requirements primarily through enhanced disclosures about significant segment expenses.

ASU 2023-07 includes a requirement to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and assets disclosures. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods for the interim period beginning on January 1, 2025. Adoption of ASU 2023-07 did not have a material impact on the Company’s financial statement.

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s consolidated financial statements

4.	Assets and liabilities held for sale and Discontinued operations

Pursuant to the Asset Purchase Agreement, the Company agreed to sell its skincare business for (i) shares of common stock of the buyer, having a market value of $1,075,463 at the time of entering into the agreement; (ii) buyer’s assumption of certain liabilities; and, (iii) $56,525 in cash.

Following the closing which occurred on January 15, 2025 (the “Closing” or “Closing Date”), buyer will pay additional earn-out consideration for the sale, if and when payable: (a) buyer will pay, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the sales generated during such year from the existing products as of the Closing; and (b) buyer will pay a one-time payment of $500,000 if buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	December 31, 2024	December 31, 2023
Revenue	$2,467,298	$1,712,595
Cost of goods sold	670,197	578,015
Gross profit	$1,797,101	$1,134,580

Expenses
Depreciation	10,390	9,741
Marketing and promotion	1,023,200	403,841
Consulting fees	40,110	179,731
Office and administrative	2,051,571	1,981,414
Professional fees	415,878	446,511
Investor relations	6,667	-
Research and development	308,597	418,833
Foreign exchange (gain) loss	(1,972)	-
Travel and entertainment	186,244	319,762
Total expenses	$4,040,685	3,759,833

Other income	(34,723)	-
Interest expense	20,162	19,525

Loss from discontinued operations	$2,229,023	2,644,778

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Assets
Receivables, net	43,497	33,089
Inventory	898,962	495,667
Prepaid expenses and deposits	137,875	158,712
Property and equipment	48,134	-
Right of use asset	64,340	-
Total current assets held for sale	1,192,808	687,468

Deposit		10,773
Property and equipment	-	51,378
Right of use asset	-	206,582
Total assets held for sale	1,192,808	956,201

Liabilities
Accounts payable and accrued liabilities	449,125	535,361
Customer deposits	34,302	36,693
Lease liability	65,489	145,000
Total current liabilities held for sale	548,916	717,054

Lease liability	-	65,489
Total liabilities held for sale	548,916	782,543

Total assets and liabilities held for sale, net	643,892	173,658

As the estimated proceeds on sale exceed the net assets and liabilities held for sale, there is no write down to net realizable value required as at December 31, 2024.

The following represents the cash flows from operating and investing activities of discontinued operations for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cashflows used in operating activities	$(2,686,379)	$(2,441,940)
Cashflows used in investing activities	(9,160)	(11,191)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

5.	Receivables

As of December 31, 2024 and 2023, receivables consisted of sales taxes receivable of $5,276 and $3,072, respectively. The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary.

6.	Prepaids and Deposits

As of December 31, 2024 and 2023, prepaid and deposits consisted of the following:

	December 31, 2024	December 31, 2023
Prepaid expenses	$867,420	$902,053
Deposits	1,044	-
	$868,464	$902,053

7.	Investment in securities

On December 23, 2024, the Company participated in a private placement of a company in the U.S. uranium energy market with an investment of $139,084.

The fair value of the investments as at December 31, 2024 were determined based on the most recently observable market transaction and there were no changes in the value since its initial recognition. The investment has been classified as a long-term investment.

8.	Equipment

Computers
Cost
Balance, December 31, 2022	$2,759
Foreign currency translation	61
Balance, December 31, 2023	$2,820
Foreign currency translation	(219)
Balance, December 31, 2024	$2,601

Accumulated depreciation
Balance, December 31, 2022	$505
Depreciation	554
Foreign currency translation	20
Balance, December 31, 2023	$1,079
Depreciation	546
Foreign currency translation	(111)
Balance, December 31, 2024	$1,514

Net book value
December 31, 2023	$1,741
December 31, 2024	$1,087

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

9.	Intangible assets and consideration payable

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells (“License #1”). The term of the license is 10 years and has a purchase price of $1,000,000. The payments structure for License #1 is as follows:

a)	$50,000 payable upon executing the license (paid)

b)	$350,000 payable on March 15, 2025 (updated from July 15, 2024 in an amendment dated July 9, 2024)[1]

c)	$600,000 payable on completion of technology transfer or two years from January 15, 2024, whichever comes first[1].

[1]	Effective February 27, 2025, the Company and the Biotechnology company entered into a mutual termination agreement to terminate the Company’s right to License #1 and to release the Company of the remaining undiscounted obligation payable of $950,000. Upon termination, no further obligations will be required of either party.

The cost of License #1 was measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%.

Consideration payable

Consideration payable – undiscounted	$1,000,000
Discount on initial recognition	(138,548)
Fair value on initial recognition	$861,452

Paid in cash	(50,000)
Accretion	73,015
Balance, December 31, 2024	$884,467

Consideration payable – current	$350,000
Consideration payable – non-current	$534,467

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

The Company paid consideration of $400,000 and 679 common shares with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $173,100 on the value of the common shares issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in common shares paid to a consultant who assisted in acquiring License #2. The common shares to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common shares issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

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

The consultant is to receive 1,750 shares in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License #2 as follows:

●	May 3, 2024: 438 Shares (issued)

●	August 1, 2024: 437 Shares (issued)

●	November 1, 2024: 437 Shares (issued)

●	February 2, 2025: 438 Shares (issued – Note 16)

The cost of License #2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

The table below provides a continuity of the intangible assets acquired during and as of the year ended December 31, 2024:

	License #1	License #2 (IPR&D asset)	Total
Cost
Balance, December 31, 2023	$-	-	-
Additions	861,452	2,023,097	2,884,549
Balance, December 31, 2024	$861,452	2,023,097	2,884,549

Accumulated amortization
Balance, December 31, 2023	$-	-	-
Additions	82,556	-	82,556
Balance, December 31, 2024	$82,556	-	82,556

Net Book value – December 31, 2024	$778,896	2,023,097	2,801,993

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

With the sale of the skincare business, the Company identified indicators of impairment associated with License #1 given that there was a change in the Company’s intention to use the intangible asset in its continuing operations. Given the termination of the license agreement effective February 27, 2025 (as discussed above), the Company determined that there is no impairment required as at December 31, 2024 as the carrying amount of the intangible asset of $778,896, is recoverable through the termination of the license agreement and the Company being released from its consideration payable obligation with a carrying value of $884,467 as of December 31, 2024. The Company expects to record a gain on derecognition of the intangible asset and consideration payable in fiscal 2025.

As License #2 is an IPR&D intangible asset, the Company is required to perform an annual impairment test. In accordance with ASC 350 “Intangibles—Goodwill and Other”, the Company has the option to perform a qualitative assessment first, to determine if it is more likely than not that the IPR&D intangible asset is impaired. Only if the qualitative test indicates that it is more likely than not that the intangible asset is impaired, is the Company required to calculate the fair value of the intangible asset and perform a quantitative impairment test. Under the qualitative analysis, the Company determined that it is more likely than not that the intangible asset is not impaired, and as a result was not required to perform a quantitative test as of December 31, 2024.

10.	Derivative liabilities

On July 15, 2022, the Company issued 167 common stock purchase warrants with an exercise price of $2,817 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) and issued 54 warrants (the “IPO warrants”). Each IPO warrant is exercisable into one share of common stock of the Company at $5,600 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2022	$68,455
Addition of new derivatives during IPO	229,437
Change in fair value of derivative liabilities	71,266
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(369,158)
Outstanding, December 31, 2024	$-

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and at subsequent period ends. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

The following assumptions were used in the Black-Scholes option pricing model:

	December 31, 2024	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	4.25% - 4.27%	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life [1]	2.32 – 3.90 years	3.32 – 4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100%	100.00%

As of December 31, 2024, the following warrants were outstanding:

Outstanding	Expiry date[1]	Weighted average exercise price ($)
167	April 27, 2027	2,817
54	November 21, 2028	5,600
221		3,497

As of December 31, 2024 and December 31, 2023, the weighted average life of derivative liability warrants outstanding was 2.71 and 3.71 years, respectively.

[1]	On April 28, 2023, the Company amended the warrant agreements for the 167 derivative liability warrants outstanding. The amendment removed the clause to automatically convert warrants to shares on IPO date and all warrants were given an expiry date of April 27, 2027. This led to an increase in the expected life input in the Black-Scholes model as of December 31, 2023 compared to December 31, 2022, when the Company used the expected IPO date to calculate the expected life of the warrants.

11.	Notes payable

On July 31, 2024, the Company signed a securities purchase agreement (the “Securities Purchase Agreement”) to sell an aggregate of $1,150,000 in Notes with a $150,000 original issue discount. Pursuant to the Securities Purchase Agreement, the Company also agreed to issue 929 shares of common stock (Note 12). Given the original issue discount, the subscription amount received by the Company was an aggregate of $1,000,000. The Notes were non-interest bearing except in the event of default, in which case interest would accrue at 14% per annum. The maturity date of the Notes was 90 days from the date of issuance. While the Notes were outstanding, the Company agreed to use the net proceeds of any offering of its equity or debt securities to first redeem the Notes in full, including the principal amount and all other amounts due and payable pursuant to the Notes.

The fair value of the Notes was $622,239. The Company incurred total transaction costs of $137,500 in relation to the Security Purchase Agreement, of which $85,558 was attributed to the issuance of the Notes and $51,942 was attributed to the issuance of common shares. The Company repaid $1,150,000 in relation to the Notes Payable in September 2024, resulting in a Notes payable balance of $nil at December 31, 2024.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

A continuity of the Company’s Notes Payable during the year ended December 31, 2024 is as follows:

Notes Payable
Outstanding, December 31, 2023	$-
Fair value of Notes issued	622,239
Transaction costs	(85,558)
Interest accretion	613,319
Repayment	(1,150,000)
Outstanding, December 31, 2024	$-

12.	Equity

Common Stock

Authorized

As of December 31, 2024 and 2023, the Company had 285,714,286 and 42,857,143 common stock authorized, respectively, each having a par value of $0.0001.

Issued and outstanding

As of December 31, 2024 and 2023, the Company had 438,987 and had 12,384 shares issued and outstanding, respectively (Note 1)

Transactions during the year ended December 31, 2024

On April 30, 2024, the Company issued 679 common stock on acquisition of License #2 and $492,945 was recognized in equity. A total of $nil was recognized in common stock and the remainder of $492,945 to additional paid in capital (Note 9). These shares are unregistered and restricted from trading as disclosed in Note 9.

On May 3, 2024, the Company committed to issue 1,750 fully vested shares for the acquisition of License #2. As at December 31, 2024, 1,312 of these shares have been issued. A total of $1,117,833 was recognized in equity in relation to the issuance of these shares, of which $nil was recognized in common stock and the remainder of $1,117,833 to additional paid in capital (Note 9). These shares are unregistered and restricted from trading as disclosed in Note 9.

On August 2, 2024, the Company issued 929 shares as consideration for purchasers who entered into the Securities Purchase Agreement (Note 11). Transaction costs of $51,942 were associated with this share issuance. A total of $325,819 was recognized in equity, of which $nil was recognized in common stock and the remainder of $325,819 to additional paid in capital.

On September 24, 2024, the Company issued 6,357 shares of the Company’s common stock and 14,051 pre-funded warrants in lieu of shares of common stock, along with 36,531 common stock purchase warrants. The purchasers had the option to elect to purchase pre-funded warrants in lieu of common shares in order to avoid exceeding the Beneficial Ownership Limitation, which is 4.99% (or 9.99% upon election of the holder prior to the issuance of any warrants) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant. The pre-funded warrants had an exercise price of $0.14, had no expiry date and had a cashless exercise provision. All pre-funded warrants were exercised by December 31, 2024. The purchase price of each share of common stock and accompanying warrants was $392, and the purchase price of each pre-funded warrant and accompanying warrants was equal to such price minus $0.14. Share issuance costs of $955,000 were associated with this offering. A total of $7,045,000 was recognized in equity, of which $2 was recognized in common stock and the remainder of $7,044,998 to additional paid in capital.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Transactions during the year ended December 31, 2023

On January 6, 2023, the Company issued 45 common stock upon the exercise of 45 stock options with an exercise price of $840 per common stock for $37,500, of which $nil was recognized in common stock and the remaining $37,500 in additional paid-in capital.

On March 2, 2023, the Company issued 179 common stock and 179 common stock purchase warrants for $750,000, of which $nil was recognized in common stock and the remaining $750,000 in additional paid-in capital. These warrants are accounted for as equity warrants.

On April 14, 2023, the Company issued 70 common stock, of which $nil was recognized in common stock and the remaining $293,589 in additional paid-in capital.

On May 15, 2023, the Company issued 7 common stock, of which $nil was recognized in common stock and the remaining $30,000 was recognized in additional paid-in capital.

On August 25, 2023, the Company issued 33 common stock, of which $nil was recognized in common stock and the remaining $140,000 was recognized in additional paid-in capital.

On September 13, 2023, the Company issued 60 common stock and 72 common stock purchase warrants, of which $nil was recognized in the common stock and the remaining $249,997 was recognized in additional paid-in capital. These warrants are accounted for as equity warrants.

On November 21, 2023, the Company completed its IPO and issued 1,071 common shares, of which $nil was recognized in common stock and the remaining $6,000,000 was recognized in additional paid in capital. The gross proceeds of the offering were $6,000,000. The Company issued 54 underwriter warrants in connection with the IPO exercisable at $5,600 per warrant (Note 10). Additionally, the 153 series 1 preferred shares, 2,596 series 2 preferred shares, and 1,330 series A preferred shares were converted to common shares on a 1:1 basis. This conversion resulted in accordance with the original terms of the preferred shares and as such no gain or loss were recorded on the conversion. This resulted in the Company issuing a total of 4,079 common shares. In connection with the IPO financing, the Company paid share issuance costs of $762,194 consisting of $730,000 in underwriting fees, and $32,194 in other directly related expenses. The Company also incurred listing expenses in the amount of $450,079 in connection with its IPO.

Preferred Stock

Authorized

As of December 31, 2024, and December 31, 2023, the Company had 500,000,000 and 75,000,000, respectively, of all preferred stock authorized, each having a par value of $0.0001 per stock.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Issued and outstanding

As at December 31, 2024, and December 31, 2023, the Company had Nil preferred stock issued and outstanding.

Transactions during the years ended December 31, 2024 and 2023

On November 21, 2023 the Company completed its IPO and converted the 153 series 1 preferred shares, 2,596 series 2 preferred shares, and 1,330 series A preferred shares into common shares on a 1:1 basis.

Equity Warrants

Transactions during the year ended December 31, 2024

On September 24, 2024, with each of the 20,408 shares of common stock or pre-funded warrants issued on the same date, the Company also issued one Series A Warrant (the “Series A Warrants”) and one Series B Warrant (the “Series B Warrants”). The Series A Warrants will be exercisable beginning on the date of completion of the requisite waiting period following the filing of the Information Statement related to the approval by the stockholders of the Company (the “Initial Exercise Date” or “Shareholder Approval Date”) of the issuance of shares upon exercise of the Warrants, among other things (the “Shareholder Approval”). The Initial Exercise Date was October 30, 2024. The Series B Warrants will be exercisable beginning on the Shareholder Approval Date. The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date and the Series B Warrants will expire on the two and one-half-year anniversary of the Initial Exercise Date.

The exercise price of the Series A and Series B Warrants shall be $532, subject to adjustments, including the following:

A.	On the day that is the eleventh trading day following the Initial Exercise Date (the “Reset Date”), the exercise price shall be adjusted to equal the reset price (the “Reset Price”), which is the greater of:

(i)	the lowest daily volume-weighted average price (“VWAP”) during the 10-day period following the Initial Exercise Date (the “Reset Period”); and

(ii)	the floor price in effect as of the Reset Date, being a price equal to $78.40 (the “Floor Price”).

B.	Upon reset of the Series A and Series B Warrants’ exercise price, the number of Series A and Series B Warrants and the number of common shares issuable shall be increased such that the aggregate exercise price (“Initial Exercise Value”) on the issuance date shall remain unchanged following such reset.

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

As of the Reset Date, the exercise price of the Series A Warrants has been adjusted to the Floor Price of $78.40. In addition, the number of Series A Warrants outstanding was adjusted to 138,485 such that the Initial Exercise Value on the issuance date remained unchanged.

As of the Reset Date, the exercise price of the Series B Warrants has been adjusted to the Floor Price. In addition, the number of Series B Warrants outstanding was adjusted to 134,425 such that the Initial Exercise Value on the issuance date remained unchanged. All of the Series B Warrants were exercised using the alternative cashless exercise resulting in the issuance of 403,275 common shares.

On September 24, 2024, the Company issued 1,021 placement agent warrants to the placement agent in connection with the financing that closed on the same date (the “Placement Agent Warrants”). These Placement Agent Warrants have an exercise price of $470.40 and shall expire three and a half years from issuance. As these warrants are accounted for as equity warrants, they have no net impact on the consolidated statement of changes in stockholders’ equity.

Transactions during the year ended December 31, 2023

On March 2, 2023, the Company issued 179 common stock and 179 common stock purchase warrants. Each warrant is exercisable at $4,200 per common stock. The warrants shall be exercisable, in whole or in part at the issue date but such exercisability shall cease upon the date of the Company’s IPO and listing of its common shares on the Nasdaq Capital Market or other Trading Market and shall continue to be exercisable in whole or in part immediately after the Lock-up Period but no later than the Warrant Expiration Date or Accelerated Warrant Expiration Date (the “Exercise Period”). In the event of the Company’s initial public offering and listing of shares of its common stock on a Trading Market, the Company shall notify the holder at least fifteen (15) calendar days prior to the consummation of such IPO. “Trading Market” shall mean a “national securities exchange” that has registered with the SEC under Section 6 of the Securities Exchange Act of 1934. The Expiration Date shall be the earlier of (i) three years and one hundred eighty (180) days from the issue date (the “Warrant Expiration Date”) or (ii) upon the Company’s reasonable judgment and written notice to the purchaser, of the Company’s option to accelerate the Warrant Expiration Date whereby upon purchaser’s receipt of the Company’s written notice of acceleration during the Exercise Period, the Purchaser’s option to exercise any number of warrants shall occur no later than fourteen (14) days following the receipt of the written notice of acceleration (the “Accelerated Warrant Expiration Date”). For the avoidance of doubt, it shall be reasonable for the Company to accelerate the Expiration Date of this warrant to coincide with transactions including, but not limited to (i) a change of control including but not limited to the voluntary or involuntary sale, assignment, transfer or other disposition, or transfer by operation of law, of more than 50% of any direct or indirect equity interest of the Company; or (ii) a subsequent capital financing other than the IPO consisting of but not limited to an offer or proposal for, or indication of interest in, the issuance of debt or the capital stock of the Company.

On September 13, 2023, the Company issued 60 common stock and 72 common stock purchase warrants. Each warrant is exercisable at $4,200 per common stock. The Warrants shall be exercisable, in whole or in part immediately upon issuance, but such exercisability shall cease upon the date of the Company’s initial public offering (the “IPO”) and listing of its Common Shares on the Nasdaq Capital Market or other Trading Market (as defined herein) and will only become exercisable after the expiration of one hundred eighty (180) days following the Company’s initial public offering (the “Lock-up Period”). The expiration date shall be three years and one hundred eighty (180) days following the issuance of the Warrant Shares.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

As of December 31, 2024, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
179	August 28, 2026	4,200.00
72	March 12, 2027	4,200.00
138,485	October 30, 2029	78.40
1,021	March 24, 2028	470.40
139,978		88.67

As of December 31, 2024, and December 31, 2023, the weighted average life of equity warrants outstanding was 4.82 and 2.81 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of December 31, 2024 and 2023, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,239 shares. The plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the year ended December 31, 2024

In January 2024, the Company granted 9 stock options with a contractual life of ten years and an exercise price of $7,000 per common stock. These stock options were valued at $16,178 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On March 6, 2024, the Company granted 57 stock options with a contractual life of ten years and an exercise price of $1,400 per common stock. These stock options were valued at $52,845 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Transactions during the year ended December 31, 2023

On February 1, 2023, the Company granted 7 stock options with a contractual life of ten years and an exercise price of $7,000 per common stock. These stock options were valued at $10,767 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

From May 12, 2023 to June 30, 2023, the Company granted 159 stock options (includes 57 each to two of its newly appointed independent directors) with a contractual life of ten years and an exercise price of $7,000 per common stock. These stock options were valued at $584,787 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

On June 30, 2023, the Company cancelled and reissued 57 options previously issued to an advisor of the Company upon their appointment as a director effective June 1, 2023. The cancelled and re-issued options had the same exercise price of $7,000 per common stock and the same vesting terms and expiry date, and as such the cancellation and reissuance had no impact on the Company’s consolidated financial statements.

On July 1, 2023, the Company granted 1 stock options with a contractual life of ten years and an exercise price of $7,000 per common stock. These stock options were valued at $3,940 using the Black-Scholes Option Pricing Model. The options vest 25% on the first vesting date and the remaining 75% vest evenly over 36 months thereafter.

The following assumptions were used in the Black-Scholes option pricing model:

	December 31, 2024	December 31, 2023
Risk-free interest rate	3.95% - 4.19%	3.39% - 3.86%
Expected life	10 years	10 years
Expected dividend rate	0.00%	0.00%
Expected volatility	100%	100%
Forfeiture rate	0.00%	0.00%

The continuity of stock options for the years ended December 31, 2024 and 2023 is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2022	976	1,512.00
Granted	167	7,000.00
Forfeited	(10)	840.00
Exercised	(45)	840.00
Outstanding, December 31, 2023	1,088	2,389.27
Granted	66	2,156.76
Forfeited	(407)	2,428.63
Outstanding, December 31, 2024	747	2,347.25

As of December 31, 2024, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
459	450	February 8, 2031	840
25	25	February 27, 2031	840
4	2	April 25, 2032	840
11	7	June 1, 2032	1,876
11	6	September 30, 2032	1,876
57	32	September 30, 2032	7,000
7	4	October 15, 2032	1,876
4	2	November 1, 2032	7,000
7	3	February 1, 2033	7,000
36	14	April 16, 2033	7,000
57	24	May 1, 2033	7,000
7	3	June 27, 2033	7,000
1	-	July 1, 2033	7,000
4	-	February 12, 2034	7,000
57	-	March 5, 2024	1,400
747	572		2,347.25

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

As of December 31, 2024 and 2023, the weighted average life of stock options outstanding was 6.88 years and 7.84 years, respectively.

With the sale of the skincare business on January 16, 2025, 253 stock options with a weighted average exercise price of $2,334 will be forfeited or expire after the 90-day exercise window following termination of employment with the Company.

13.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, CFO, CEO and Director

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Remuneration attributed to key management personnel are summarized as follows:

	December 31, 2024	December 31, 2023
Consulting fees	$757,233	$230,000
Salaries	539,174	633,957
Director fees	165,000	-
Share-based compensation	23,861	357,349
	$1,485,268	$1,221,306

During the year ended December 31, 2024, the Company incurred consulting fees of $391,333 (December 31, 2023 - $110,000) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred consulting fees of $365,900 (December 31, 2023 - $120,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a Salary of $283,549 and $223,646 respectively during the year ended December 31, 2024 and 2023.

Brenda Buechler, Former Chief Marketing Officer, earned a Salary of $132,807 and $212,913, respectively during the year ended December 31, 2024 and 2023.

Christoph Kraneiss, Former Chief Commercial Officer, earned a Salary of $122,818 and $197,398, respectively during the year ended December, 2024 and 2023.

During 2024, the Company paid director fees of $55,000 to each of non-executive directors for a total of $165,000.

During the year ended December 31, 2024, and 2023, the Company issued the following stock options to related parties:

On June 1, 2023, the Company granted 114 stock options to directors of the company (57 stock options each) with a contractual life of ten years and exercise price of $7,000 per share of common stock. These stock options were valued at $420,521 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On June 1, 2023, the Company cancelled and re-issued 57 stock options to a director of the company with a contractual life of ten years and exercise price of $7,000 per share of common stock. The cancelled and re-issued options had the same exercise price of $7,000 per common stock and the same vesting terms and expiry date, and as such the cancellation and reissuance did not impact on the Company’s consolidated financial statements.

On March 1, 2024, the Company granted 57 stock options to a director of the company with a contractual life of 10 years and exercise price of $1,400 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

(Expressed in United States dollars)

Details of the fair value of the options granted to each individual and the related expense recorded for the years ended December 31, 2024 and 2023 are as follow:

	December 31, 2024	December 31, 2023	Fair value of stock options granted
Braeden Lichti, Non-executive Chairman	$2,069	$6,563	$50,995
Graydon Bensler, CEO, CFO and Director	2,069	6,563	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences	2,069	6,563	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	(4,291)	6,563	50,995
Jeffrey Parry, Director	22,923	29,855	107,669
Julie Daley, Director	82,070	98,613	210,245
Crystal Muilenburg, Former Director[1]	(41,668)	82,252	210,245
George Kovalyov, Director	25,987	-	121,243
Brenda Buechler, Former Chief Marketing Officer[1]	(36,918)	62,705	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	(30,449)	57,672	121,243
	$23,861	$357,349	$1,118,296

[1]	379 options of related parties were forfeited in during the year ended December 31, 2024.

As of December 31, 2024 and 2023, the Company had $227,749 and $37,598, respectively due to companies controlled by Braeden Lichti, these amounts are unsecured, non-interest bearing and are due on demand. Additionally, the Company drew $200,000 on a line of credit provided by a company controlled by Braeden Lichti during the year ended December 31, 2024. The line of credit incurs interest at a rate of 20% per annum on the outstanding principal. Prior to December 31, 2024, the Company repaid the $200,000 principal in full in addition to $40,000 in interest which was due in full upon early repayment of the line of credit.

As of December 31, 2024, the Company had $179,655 (December 31, 2023 - $34,378) due to Graydon Bensler, CEO, CFO and Director, $11,813 and $nil (December 31, 2023 - $4,272 and $879) due to Jordan Plews, Director and CEO of Skincare and BioSciences, and Christopher Kraneiss, Former Chief Commercial Officer. These amounts are unsecured, non-interest bearing and are due on demand.

14.	Income Tax

During the years ended December 31, 2024 and 2023, there is $Nil and $Nil current and deferred income tax expense, respectively, reflected in the Statement of Operations and Comprehensive Loss.

The following are the components of income before income tax reflected in the Consolidated Statement of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023:

Component of Loss Before Income Tax

	December 31, 2024		December 31, 2023
Net loss before income tax		$(6,245,737)		$(4,301,517)
Effective tax rate	%	27.87%	%	27.87%
Expected recovery		(1,740,687)		(1,198,833)
Share-based compensation		27,083		135,947
Other non-deductible items		88,406		19,864
Foreign exchange		10,750		(2,168)
Tax rate differences		1,513		1,031
Change in valuation allowance		1,612,935		1,044,159
Tax expense (recovery)		$-		$-

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

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

As of December 31, 2024, the Company had aggregate net operating losses for income tax purposes of $11,937,946 (2023 – $4,168,622) to offset future taxable income in the United States and Canada. As of December 31, 2024, the deferred tax asset related to these loss carry forwards amounted to approximately $3,323,000 (2023 - $1,710,000) and were fully reserved. Management believes that it is not yet more likely than not that these assets will be realized in the near future.

15.	Commitments and Contingencies

There were no commitments as of December 31, 2024 and 2023 or during the years then ended.

As of December 31, 2024, the Company had an ongoing dispute that arose in the normal course of business. In February 2025, solely to avoid the cost and burdens associated with litigation, the Company and the parties (each a “Party” or collectively “Parties”) entered into a settlement agreement to fully and finally resolve any and all claims between them, without the Company or any Party admitting any liability or fault. Due to the confidential nature of the settlement agreement, the Company is not in a position to disclose the terms of the settlement, however the amounts payable by the Company to the Parties and their legal counsel is included in accounts payable and accrued liabilities as of December 31, 2024.

16.	Subsequent Events

Management has evaluated events subsequent to the year ended December 31, 2024 up to March 27, 2025, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On January 16, 2025, the Company closed the sale of the skincare business in accordance with the Asset Purchase Agreement (Notes 1 and 4).

On January 28, 2025, the Company completed a warrant inducement transaction under the terms of a warrant inducement agreement entered into with the holders of the Series A Warrants. The Company received gross proceeds of $1,938,772 from the exercise of all outstanding Series A Warrants at a reduced exercise price of $14 per common share (lowered from $78.40 to $14 under the warrant inducement agreement). In addition, the Company issued 138,485 replacement warrants with an exercise price of $19.25, subject to adjustments, and a 5 year term. (Note 12). In connection with the registered direct offering at a purchase price of $5.04 on March 24, 2025 (see below), the number and the exercise price of the replacement warrants adjusted to 528,940 warrants at an exercise price of $5.04, such that the aggregate exercise value of $2,665,836 remained unchanged.

On February 2, 2025, the Company issued 438 shares to a consultant in relation to the acquisition of the License #2 IPR&D asset (Note 9).

On February 27, 2025, the Company and the Biotechnology company entered into a mutual termination agreement to terminate the Company’s right to License #1 and to release the Company of the remaining undiscounted obligation payable of $950,000 (Note 9).

On March 10, 2025, the Company completed a second reverse stock split on a ratio of 7 common shares for every one new post second reverse split common share (Note 1).

On March 24, 2025, the Company closed the issuance of 294,450 common shares at a purchase price of $5.04 per share in a registered direct offering priced at-the-market under Nasdaq for gross proceeds of approximately $1.48 million.

On March 26, 2025, at a special meeting of the shareholders, the shareholders approved the issuance of 3,036,437 shares of non-trading, non-convertible Series B Preferred Stock to GB Capital Ltd. as a signing bonus pursuant to that certain Second Amended GB Capital Consulting Agreement dated October 25, 2024, as amended; and 3,336,437 shares of non-trading, non-convertible Series B Preferred Stock to Northstrive Companies Inc. as a signing bonus pursuant to that certain Second Amended Northstrive Companies Consulting Agreement dated October 25, 2024, as amended (6,372,874 total Series B Preferred Stock).  These bonuses are accrued and included in due to related parties as of December 31, 2024.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License #2 (Note 9), expanding its rights to include the growing animal health market. The amendment to the existing agreement now covers a broad array of animal health applications, including pharmaceuticals for muscular, metabolic, cardiovascular, neurological, and endocrine conditions, alongside innovative animal health solutions such as feed additive applications. The Company agreed to pay $6,000 and issue 12,000 common shares in exchange for the expansion of its rights under License #2.