Form 10-Q
period 2025-03-31
PMGC Holdings Inc.
filed 2025-05-14
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2025, there were 1,375,385 shares of our common stock, par value $0.0001 per share, issued and outstanding.

PMGC Holdings Inc. Quarterly Report on Form 10-Q

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of PMGC Holdings Inc. (“we,” “us,” “our,” “PMGC” and the “Company”) contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical facts may be deemed to be forward-looking statements. These statements appear in several different places in this Quarterly Report and, in some cases, can be identified by words such as “anticipates,” “estimates,” “projects,” “expects,” “contemplates,” “intends,” “believes,” “plans,” “may,” “will” or their negatives or other comparable words, although not all forward-looking statements contain these identifying words. Forward-looking statements in this Quarterly Report may include, but are not limited to, statements and/or information related to: our financial performance and projections; our business prospects and opportunities; our business strategy and future operations; the projection of timing and delivery of products in the future; projected costs; expected production capacity; expectations regarding demand and acceptance of our products; estimated costs of research and development to develop new pipeline products; trends in the market in which we operate; the plans and objectives of management; our liquidity and capital requirements, including cash flows and uses of cash; trends relating to our industry; and plans relating to our current products.

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	prices of other competitive products, costs associated with research and development of our products and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as any future outbreak of COVID-19 on our business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our information technology systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the medical aesthetics, cosmetics and biotechnology market;

●	future decisions by management in response to changing conditions;

ii

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out its proposed business plan;

●	inability to keep up with advances in medical aesthetics and biotechnology;

●	inability to design, develop, market and sell new medical aesthetics and biotech products that address additional market opportunities to generate revenue and positive cash flows;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	our expectations regarding our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others;

●	disruption of supply or shortage of raw materials;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”), including but not limited to those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “Form 10-K”).

Although management has attempted to identify important factors that could cause actual results to differ materially from those contained in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. There is no assurance that forward-looking statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in such forward-looking statements. Accordingly, readers should not place undue reliance on forward-looking statements. These cautionary remarks expressly qualify, in their entirety, all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements, except as, and to the extent required by, applicable securities laws.

iii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Financial Statements of

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

For the three months ended March 31, 2025, and 2024

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollar)

As of:	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$5,364,434	$3,984,453
Receivables, net	-	5,276
Prepaids and deposits	842,199	868,464
Other receivables	52,140	-
Investment in securities- current	557,375	-
Assets held for sale	-	1,192,808
Total Current Assets	6,816,148	6,051,001

Investment in securities-noncurrent	-	139,084
Equipment, net	-	1,087
Intangibles, net	2,072,632	2,801,993
TOTAL ASSETS	$8,888,780	$8,993,165
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$384,418	$481,001
Due to related parties	375,850	419,217
Current portion of consideration payable	-	350,000
Liabilities held for sale	-	548,916
Total Current Liabilities	760,268	1,799,134

Consideration payable	-	534,467
TOTAL LIABILIITES	$760,268	$2,333,601

Commitments and Contingencies

EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and Nil shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	637	-
Common stock, $0.0001 par value, 285,714,286 shares authorized; 707,076 and 438,987 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively (1)	71	44
Additional paid-in capital	23,006,702	19,929,484
Accumulated other comprehensive income	(816)	(337)
Accumulated deficit	(14,878,082)	(13,269,627)
TOTAL EQUITY	8,128,512	6,659,564
TOTAL LIABILITIES AND EQUITY	$8,888,780	$8,993,165

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2025, and 2024

(Unaudited - Expressed in United States dollar)

	Three months ended March 31, 2025	Three months ended March 31, 2024
Operating expenses
Depreciation and amortization	1,085	18,083
Marketing and promotion	35,594	131,516
Consulting fees	547,557	378,473
Office and administrative	209,031	132,459
Professional fees	266,468	43,290
Investor relations	69,950	91,578
Research and development	32,433	2,782
Foreign exchange (gain) loss	386	1,793
Travel and entertainment	39,220	-
Total operating expenses	$1,201,724	799,974

Other income (expense)
Change in fair value of derivative liabilities	-	274,939
Gain on the termination of the intangible asset	129,613	-
Interest income	28,856	86
Interest expense	(10,474)	(19,172)
Realized loss on investments	(466,678)	-
Unrealized loss on investments	(60,404)	-
Net loss from continuing operations	$(1,580,811)	(544,121)

Loss from discontinued operations (Note 4)	(27,644)	(853,129)
Total net loss	(1,608,455)	(1,397,250)
Other comprehensive income (loss)
Currency translation adjustment	(479)	1,181
Total comprehensive loss	$(1,608,934)	(1,396,069)

Basic and diluted loss per share
Continuing operations	$(2.902)	(43.937)
Discontinued operations	$(0.051)	(68.890)
Weighted average shares outstanding(1)	544,715	12,384

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	$	$	$	$
Balance, January 1, 2024(1)	12,384	1	-	-	10,850,763	(7,023,890)	202	3,827,076
Share-based compensation	-	-	-	-	55,339	-	-	55,339
Net loss for the period	-	-	-	-	-	(1,397,250)	-	(1,397,250)
Currency translation adjustment	-	-	-	-	-	-	1,181	1,181
Balance, March 31, 2024(1)	12,384	1	-	-	10,906,102	(8,421,140)	1,383	2,486,346

Balance, January 1, 2025	438,987	44	-	-	19,929,484	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	438	-	-	-	43,535	-	-	43,535
Exercise of Series A Warrants	138,485	14	-	-	1,698,044	-	-	1,698,058
Issued pursuant to the registered direct offering	129,145	13	-	-	1,245,293	-	-	1,245,306
Repurchase of shares	(40)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	61	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	(58,838)	-	-	(58,838)
Net loss for the period	-	-	-	-	-	(1,608,455)	-	(1,608,455)
Currency translation adjustment	-	-	-	-	-	-	(479)	(479)
Balance, March 31, 2025	707,076	71	6,372,874	637	23,006,702	(14,878,082)	(816)	8,128,512

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	March 31, 2025	March 31, 2024
Operating activities
Net loss	$(1,608,455)	$(1,397,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,601	21,188
Share-based compensation	(58,838)	55,339
Straight-line rent expense	(230)	(690)
Change in fair value of derivative liabilities	-	(274,939)
Non-cash interest expense	9,685	18,994
Research and development costs for intangible assets	14,358	-
Gain on termination of intangible asset	(129,613)	-
Loss on the sale of Skincare	39,676	-
Realized loss on sale of investments	466,678	-
Unrealized loss on investments	60,404	-

Changes in operating assets and liabilities:
Receivables	(76,660)	(18,119)
Prepaid expenses and deposits	69,575	(136,951)
Inventory	22,966	(449,397)
Accounts payable and accrued liabilities	259,661	(140,698)
Customer deposits	(20,496)	(1,545)
Due to related parties	(397,728)	-
Cash flows used in operating activities[1]	$(1,347,416)	$(2,324,068)

Investing activities
Purchase of investments	(430,024)	-
Proceeds from sale of investments	214,705	-
Purchase of equipment	-	(9,160)
Purchase of intangible assets	-	(50,000)
Cash flows used in investing activities[1]	$(215,319)	$(59,160)

Financing activities
Exercise of Series A warrants	1,938,772	-
Proceeds from the issuance of common stock and warrants	1,484,028	-
Share issuance costs	(479,436)	-
Repurchase of shares and warrants	(179)	-
Cash flows provided by financing activities	$2,943,185	$-

Effect of exchange rate changes on cash	(469)	174

Increase in cash	1,379,981	(2,383,054)
Cash, beginning of period	3,984,453	3,326,851
Cash, ending of period	$5,364,434	$943,797

Supplemental cash flow information:
Cash paid for interest	$789	$4,542
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	43,535	-
Shares received as proceeds for the sale of Skincare	728,550	-
Series B preferred shares issues to settle accrued bonus liability	150,000	-
Consideration payable settled through termination of the agreement	894,151	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

1.	Organization and nature of operations

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

On April 29, 2024, PMGC Impasse Corp (“Skincare”) and Northstrive Biosciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. PMGC is the sole shareholder of Skincare and BioSciences. The purpose of Skincare was to operate the Company’s skincare business, while the purpose of BioSciences is to hold and develop the Company’s intellectual property. Effective May 1, 2024, PMGC transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common stock of Skincare. On November 13, 2024, PMGC Capital LLC (“PMGC Capital”) was incorporated under the laws of the state of Nevada, with PMGC as the sole shareholder of PMGC Capital.

On November 27, 2024, the Company completed a reverse stock split at a 200:1 ratio, pursuant to which of two hundred shares of common stock prior to the reverse stock split were converted into one share of common stock post-reverse split. In addition, on March 10, 2025, the Company completed a second reverse stock split at a 7:1 ratio, pursuant to which 7 shares of common stock prior to the reverse stock split were converted into one share of common stock post-reverse split. All current and comparative references to the number of common stock, warrants, options, weighted average number of common stock, and loss per share have been retrospectively adjusted to give effect to these reverse stock splits. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400.

On December 31, 2024, PMGC and Skincare entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which PMGC agreed to sell and the unrelated third party agreed to purchase, PMGC’s skincare business. The sale of this skincare business was consummated on January 16, 2025. In accordance with ASC 205-20 “Discontinued Operations”, the assets and liabilities and the results of operations of the skincare business have been presented in these unaudited condensed consolidated financial statements as assets and liabilities held for sale and discontinued operations. The Company also retrospectively adjusted the unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024, to reflect discontinued operations separately from continuing operations (Note 4).

Prior to entering into the Asset Purchase Agreement, the Company’s principal business was operating a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. With the sale of the skincare business, the Company changed its principal business. After this sale, PMGC became a diversified holding company that manages and grows its portfolio through strategic acquisitions, investments, and development across various industries. PMGC currently manages and operates a diverse portfolio of three wholly owned subsidiaries:

●	Northstrive BioSciences Inc. – Biosciences is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Its lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Research Inc. – PMGC Research is based in Canada and currently dedicated to medical scientific research and development efforts. This company utilizes Canadian research grants and partners with leading Canadian Universities, with aims of pushing the boundaries of innovation.

●	PMGC Capital LLC – PMGC Capital is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. This company’s mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

2.	Going Concern

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

As of March 31, 2025, and December 31, 2024, the Company had a net working capital of $6,055,880 and $4,251,867, respectively, and has an accumulated deficit of $14,878,082 and $13,269,627, respectively. Furthermore, for the three months ended March 31, 2025, and 2024, the Company incurred a net loss of $1,608,455 and $1,397,250, respectively and used $1,347,416 and $2,324,068, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s plans that alleviate substantial doubt about the Company’s ability to continue as a going concern include, raising additional debt or equity financing, and the acquisition of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2024, and 2023. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC, and its 100% owned subsidiaries, PMGC Research, Skincare, BioSciences and PMGC Capital. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of investments in securities, derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the unaudited condensed consolidated financial statements in the period they are determined.

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

Investments in securities

Investments in securities include publicly traded equity securities and a convertible debenture that is convertible at any time into publicly traded securities. All investments are classified as trading securities and are reported at fair value, with both realized and unrealized gains and losses recognized in earnings. Equity securities have readily determinable fair values and are measured in accordance with ASC 321 – Accounting for Equity Interests. The convertible debenture is measured at fair value under ASC 320 – Investments – Debt Securities.

The cost of securities sold is determined using the specific identification or average cost method. Investments, including publicly traded shares and those that management intends to convert into equity upon favorable market conditions, are classified as current assets on the condensed consolidated balance sheet.

New Accounting Standards

Recently Adopted Accounting Standards

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

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company's unaudited condensed consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

4.	Assets and liabilities held for sale and Discontinued operations

Pursuant to the Asset Purchase Agreement, the Company agreed to sell its skincare business for (i) 1,267,040 shares of common stock of the buyer, having a market value of $728,550 at the closing of the agreement; (ii) buyer’s assumption of certain liabilities; and, (iii) $56,525 in cash, to be paid upon the sale of specified inventory existing as of the Closing.

Following the closing which occurred on January 16, 2025 (the “Closing” or “Closing Date”), buyer will pay additional earn-out consideration for the sale, if and when payable: (a) buyer will pay, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the sales generated during such year from the existing products as of the Closing; and (b) buyer will pay a one-time payment of $500,000 if buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	March 31, 2025	March 31, 2024
Revenue	$152,381	$614,563
Cost of goods sold	30,530	168,911
Gross profit	$121,851	$445,652

Expenses
Depreciation	517	2,248
Marketing and promotion	6,924	261,522
Consulting fees	-	17,653
Office and administrative	47,214	746,149
Professional fees	50,460	136,632
Investor relations	-	6,667
Research and development	16,921	100,412
Foreign exchange (gain) loss	1,875	(1,252)
Travel and entertainment	10,726	59,108
Total expenses	$134,637	$1,329,139

Other income	(24,818)	(34,723)
Interest expense	-	4,365
Loss on the sale of Skincare	39,676	-

Loss from discontinued operations	$27,644	$853,129

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations as at the Closing Date (January 16, 2025) and December 31, 2024:

	Closing Date January 16, 2025	December 31, 2024
Assets
Receivables, net	71,793	43,497
Inventory	875,996	898,962
Prepaid expenses and deposits	94,568	137,875
Property and equipment	47,618	48,134
Right of use asset	51,721	64,340
Total assets held for sale	1,141,696	1,192,808

Liabilities
Accounts payable and accrued liabilities	307,024	449,125
Customer deposits	13,806	34,302
Lease liability	52,640	65,489
Total liabilities held for sale	373,470	548,916

Total assets and liabilities held for sale, net	768,226	643,892

The Company recorded a loss on sale of discontinued operations of $39,676. The proceeds on sale, which was the fair value of the buyer shares received on Closing, amounted to $728,550, and the carrying amounts of the net assets and liabilities sold amounted to $768,226.

The following represents the cash flows from operating and investing activities of discontinued operations for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Cashflows used in operating activities	$(191,902)	$(1,434,468)
Cashflows used in investing activities	-	(9,160)

5.	Receivables

As of March 31, 2025 and December 31, 2024, receivables consisted of the following:

	March 31, 2025	December 31, 2024
Sales taxes receivable	$-	$5,276
	$-	$5,276

The Company records sales taxes receivable for recoverable sales taxes paid on eligible purchases in its Canadian subsidiary. As at March 31, 2025, and December 31, 2024, the Company recorded a provision for credit losses of $nil and $nil, respectively.

6.	Prepaids and Deposits

As of March 31, 2025, and December 31, 2024, prepaid and deposits consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid expenses	$829,878	$867,420
Deposits	12,321	1,044
	$842,199	$868,464

7.	Investment in securities

As of March 31, 2025, the Company’s investments consist of publicly traded equity securities and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the three months ended March 31, 2025 and year ended December 31, 2024:

	Public Company Investment	Private Company Investment	Convertible Debenture	Total
Balance, December 31, 2023	$-	-	-	-
Purchases	-	139,084	-	139,084
Balance, December 31, 2024	$-	139,084	-	139,084
Purchases	$305,024	-	125,000	430,024
Transfer	139,084	(139,084)	-	0
Acquired in the sale of Skincare business	728,550	-	-	728,550
Proceeds on sale	(214,705)	-	-	(214,705)
Interest	-	-	1,504	1,504
Realized loss	(466,678)	-	-	(466,678)
Unrealized loss	(111,702)	-	51,298	(60,404)
Balance, March 31, 2025	$379,573	-	177,802	557,375

Equity Securities

The Company’s equity investments consist of publicly traded equity securities with readily determinable fair values. In accordance with ASC 321, these securities are measured at fair value, with changes in fair value recognized in profit or loss. For the three months ended March 31, 2025, the Company recognized a realized loss of $466,678 on the sale of equity securities, and an unrealized loss of $111,702 on equity securities still held at March 31, 2025.

Convertible Debenture

The Company also holds a convertible debenture, classified as a trading security under ASC 320, as it is held within a portfolio of investments and is intended to be converted into equity upon favorable market conditions. The debenture is measured at fair value, with changes in value recognized through profit or loss. For the three months ended March 31, 2025, the Company recognized interest income of $1,504 and an unrealized gain of $51,298 on the debenture.

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2025, in accordance with the fair value hierarchy of ASC 820:

Fair Value Measurement Using:	Level 1	Level 2	Level 3	Total
Equity securities	$379,573	–	–	379,573
Convertible debenture	-	177,802	–	177,802
Total	$379,573	177,802	–	557,375

8.	Equipment

Computers
Cost
Balance, December 31, 2023	$2,820
Foreign currency translation	(219)
Balance, December 31, 2024	$2,601
Foreign currency translation	3
Balance, March 31, 2025	$2,604

Accumulated depreciation
Balance, December 31, 2023	$1,079
Depreciation	546
Foreign currency translation	(111)
Balance, December 31, 2024	$1,514
Depreciation	1,085
Foreign currency translation	5
Balance, March 31, 2025	$2,604

Net book value
December 31, 2024	$1,087
March 31, 2025	$-

9.	Intangible assets and consideration payable

	License #1	License # 2 (IPR&D asset)	Total
Cost:
Balance, December 31, 2024	$861,452	2,023,097	2,884,549
Additions	-	49,535	49,535
Termination of agreement	(861,452)		(861,452)
Balance, March 31, 2025	$-	2,072,632	2,072,632

Accumulated amortization:
Balance, December 31, 2024	$82,556	-	82,556
Additions	14,358	-	14,358
Termination of agreement	(96,914)	-	(96,914)
Balance, March 31, 2025	$-	-	-

Net book value:
December 31,2024	$778,896	2,023,097	2,801,993
March 31, 2025	-	2,072,632	2,072,632

On January 15, 2024, the Company entered into a license agreement with a Biotechnology company to use their proprietary technology and process to assist in formulating stem cells (“License #1”). The term of the license is 10 years and has a purchase price of $1,000,000. The payments structure for License #1 is as follows:

a)	$50,000 payable upon executing the license (paid)

b)	$350,000 payable on March 15, 2025 (updated from July 15, 2024 in an amendment dated July 9, 2024)[1].

c)	$600,000 payable on completion of technology transfer or two years from January 15, 2024, whichever comes first[1].

[1]	Effective February 27, 2025, the Company and the Biotechnology company entered into a mutual termination agreement to terminate the Company’s right to License #1 and to release the Company of the remaining undiscounted obligation payable of $950,000. Upon termination, no further obligations are required of either party.

The cost of License #1 was measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%.

Consideration payable

Consideration payable – undiscounted	$1,000,000
Discount on initial recognition	(138,548)
Fair value on initial recognition	$861,452

Paid in cash	(50,000)
Accretion	73,015
Balance, December 31, 2024	$884,467
Accretion	9,684
Termination of agreement	(894,151)
Balance, March 31, 2025	$-

As a result of the termination, the Company derecognized the associated intangible asset and the related consideration payable, recognizing a gain of $129,613 in the condensed consolidated statements of operations for the three months ended March 31, 2025.

On April 30, 2024, the Company entered into an exclusive license agreement with a pharmaceutical company granting the Company rights to develop, manufacture, and commercialize licensed products (“License # 2”). The Company has classified License # 2 as an IPR&D asset resulting in only the acquisition costs plus any transaction costs to be capitalized upon acquisition. The research and development project associated with License # 2 is not yet complete and as a result the Company has not yet determined the useful life of the IPR&D asset.

The Company paid consideration of $400,000 and 679 shares of common stock with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $173,100 on the value of the common stock issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in common stock, which were paid to a consultant who assisted in acquiring License # 2. The common stock to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common stock issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

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

Initial recognition – April 30, 2024
Risk-free interest rate	5.12-5.44%
Expected life	0.5-1 years
Expected dividend rate	0.00%
Expected volatility	100%

The consultant who assisted in acquiring License # 2 is to receive 1,750 shares in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License # 2 as follows:

●	May 3, 2024: 438 Shares (issued)

●	August 1, 2024: 437 Shares (issued)

●	November 1, 2024: 437 Shares (issued)

●	February 2, 2025: 438 Shares (issued)

The cost of License # 2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2, expanding its rights to include the growing animal health market. The amendment to the existing agreement now covers a broad array of animal health applications, including pharmaceuticals for muscular, metabolic, cardiovascular, neurological, and endocrine conditions, alongside innovative animal health solutions such as feed additive applications. The Company agreed to pay $6,000 and issue 12,000 shares of common stock in exchange for the expansion of its rights under License # 2.

The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $15,624 on the value of the common stock issued to the pharmaceutical company. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The following assumptions were used in the Black-Scholes option pricing model:

Initial recognition – March 26, 2025
Risk-free interest rate	4.26%
Expected life	0.5 years
Expected dividend rate	0.00%
Expected volatility	100%

10.	Derivative liabilities

On July 15, 2022, the Company issued 167 common stock purchase warrants with an exercise price of $2,817 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) and issued 54 warrants (the “IPO warrants”). The IPO warrants are exercisable into one common share of the Company at $5,600 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(369,158)
Outstanding, December 31, 2024	$-
Change in fair value of derivative liabilities	-
Outstanding, March 31, 2025	$-

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and at subsequent period ends. The Black-Scholes Option Pricing Model requires six basic data inputs: the exercise or strike price, expected time to expiration or exercise, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement

The following assumptions were used in the Black-Scholes option pricing model:

	March 31, 2025	December 31, 2024	December 31, 2023	November 21, 2023	December 31, 2022	July 15, 2022
Risk-free interest rate	3.12%-4.25%	4.25- 4.27%	3.84 - 4.01%	4.41%	4.73%	3.12%
Expected life	2.07-3.65 years	2.32-3.90 years	3.32-4.90 years	5 years	0.75 years	0.6 years
Expected dividend rate	0%	0%	0%	0.00%	0.00%	0.00%
Expected volatility	100%	100%	100%	100%	100%	100%

 As of March 31, 2025, the following warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
167	April 27, 2027	2,817
54	November 21, 2028	5,600
221		3,497

As of March 31, 2025, and December 31, 2024, the weighted average life of derivative liability warrants outstanding was 2.46 and 2.71 years, respectively.

11.	Equity

Common Stock

Authorized

As of March 31, 2025, and December 31, 2024, the Company had 285,714,286 common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of March 31, 2025, and December 31, 2024, the Company had 707,076 and 438,987 shares issued and outstanding, respectively.

Transactions during the three months ended March 31, 2025

On January 28, 2025, the Company entered into and completed a warrant inducement transaction with the holders of its Series A Warrants pursuant to a warrant inducement agreement. Under the agreement, the exercise price of the outstanding Series A Warrants was reduced from $78.40 to $14.00 per share of common stock as an incentive for immediate exercise. As a result, the holders exercised all outstanding Series A Warrants, and the Company issued 138,485 shares of common stock, generating gross proceeds of $1,938,772.

On February 2, 2025, the Company issued 438 shares to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased a total of 10 share of common stock from two existing shareholders at for total consideration of approximately $52. The shares were retired upon repurchase.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase 30 shares of common stock and warrants to purchase 36 shares of common stock at an exercise price of $4,200.00 per share. The total consideration paid in the transaction was $127. The repurchased shares and warrants were retired and cancelled. The transaction was initiated by the existing investor.

On March 21, 2025, the Company closed the issuance of 129,145 shares of common stock and 165,305 prefunded warrants for gross proceeds of $1,484,028.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2 (Note 8), expanding its rights to include the growing animal health market. The Company agreed to issue 12,000 shares of common stock in exchange for the expansion of its rights under License # 2.

Transactions during the three months ended March 31, 2024

No share capital activity in the Company during the three months ended March 31, 2024.

Preferred Stock

Authorized

As of March 31, 2025, and December 31, 2024, the Company had 500,000,000 of all preferred stock authorized, respectively, each having a par value of $0.0001 per stock.

Issued and outstanding

As at March 31, 2025, and December 31, 2024, the Company had 6,372,874 and nil Series B Preferred Stock issued and outstanding.

Transactions during the three months ended March 31, 2025, and 2024

On March 26, 2025, at a special meeting of the shareholders, the shareholders approved the issuance of 3,036,437 shares of non-trading, non-convertible Series B Preferred Stock to GB Capital Ltd.  as a signing bonus pursuant to that certain Second Amended GB Capital Consulting Agreement dated October 25, 2024, as amended; and 3,336,437 shares of non-trading, non-convertible Series B Preferred Stock to Northstrive Companies Inc. as a signing bonus pursuant to that certain Second Amended Northstrive Companies Consulting Agreement dated October 25, 2024, as amended (6,372,874 total Series B Preferred Stock).  These bonuses, in the amount of $150,000, were accrued and included in due to related parties as of December 31, 2024.

Equity Warrants

Transactions during the three-month ended March 31, 2025.

On January 28, 2025, in connection with the warrant inducement agreement (see above) and the exercise of the Series A Warrants, the Company issued 138,485 replacement warrants with an initial exercise price of $19.25 and a five-year term. In connection with a registered direct offering on March 24, 2025, the number of replacement warrants was adjusted to 559,260 and the exercise price to $4.7667, maintaining the aggregate exercise value of $2,665,836 (Note 14).

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase warrants to purchase 36 shares of common stock at an exercise price of $4,200 per share for a nominal amount.

On March 21, 2025, the Company closed a registered direct offering with institutional investors, issuing 129,145 shares of common stock and 165,305 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

Transactions during the three-month ended March 31, 2024.

There was no equity warrant activity during the three months ended March 31, 2024

As of March 31, 2025, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
179	August 28, 2026	4,200.00
36	March 12, 2027	4,200.00
1,021	March 24, 2028	470.40
559,260	January 28, 2030	4.7667
165,305	April 14, 2025	0.0001
725,801		6.23

As of March 31, 2025, and December 31, 2024, the weighted average life of equity warrants outstanding was 4.03 and 4.82 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of March 31, 2025 and December 31, 2024, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,239 shares. The plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the three-month ended March 31, 2025

There was no stock option activity during the three months ended March 31, 2025.

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

The continuity of stock options for the three months ended March 31, 2025, and December 31, 2024, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2023	1,088	2,389.27
Granted	66	2,156.76
Forfeited	(407)	2,428.63
Outstanding, December 31, 2024	747	2,347.25
Granted	-	-
Forfeited	(43)	(5,980.86)
Exercised	-	-
Outstanding, March 31, 2025	704	2,123.84

As of March 31, 2025, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
459	459	08-Feb-31	840
25	25	27-Feb-31	840
2	2	25-Apr-32	840
8	8	01-Jun-32	1,876
11	7	30-Sep-32	1,876
57	36	30-Sep-32	7,000
4	4	15-Oct-32	1,876
2	2	1-Nov-32	7,000
3	3	1-Feb-33	7,000
15	15	16-Apr-33	7,000
57	27	1-May-33	7,000
3	3	27-Jun-33	7,000
57	14	5-Mar-24	1,400
704	605		2,123.84

As of March 31, 2025, and December 31, 2024, the weighted average life of stock options outstanding was 6.55 years and 6.88 years, respectively.

With the sale of the skincare business on January 16, 2025, 180 vested stock options with a weighted average exercise price of $1,696 will be cancelled after the 90-day exercise window following termination of employment with the Company.

During the three months ended March 31, 2025 and 2024, the Company recorded ($58,838) and $55,339, respectively, in share-based compensation expense, of which $20,762 and ($79,600), and $5,029 and $50,310, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended March 31, 2025 and 2024, ($73,768) and ($5,832), and $48,900 and $1,410, respectively is included in office and administration and research and development, respectively.

12.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, CFO, CEO and Director

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Consulting fees	$447,700	$80,833
Salaries	26,228	207,016
Share-based compensation	20,774	22,276
	$494,702	$310,125

During the three months ended March 31, 2025, the Company incurred consulting fees of $215,500 (March 31, 2024 - $50,833) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred consulting fees of $232,200 (December 31, 2024 - $30,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences , earned a salary of $26,228 and $56,454 respectively during the three months ended March 31, 2025, and 2024.

Brenda Buechler, Former Chief Marketing Officer, earned a salary of $nil and $77,669, respectively during the three months ended March 31, 2025, and 2024.

Christoph Kraneiss, Former Chief Commercial Officer, earned a salary of $nil and $72,892, respectively during the three months ended March 31, 2025, and 2024.

During the three months ended March 31, 2025, and 2024, the company issued the following stock options to related parties:

On March 1, 2024, the Company granted 57 stock options to directors of the company with a contractual life of 10 years and exercise price of $7,000 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the three months ended March 31, 2025, and 2024 is as follow:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Grant date fair value
Braeden Lichti, Non-executive Chairman	$11	$878	$50,995
Graydon Bensler, CEO, CFO and Director	11	878	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	11	878	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	-	878	50,995
Jeffrey Parry, Director	3,526	7,243	107,669
Crystal Muilenburg, Former Director[1]	-	(41,668)	210,245
Julie Daley, Director	10,634	35,142	210,245
George Kovalyov, Director	6,580	2,556	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	-	8,096	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	-	7,395	121,243
	$20,774	$22,276	$1,049,898

[1]	379 options of related parties were forfeited and or cancelled during the year ended December 31, 2024

As of March 31, 2025, and December 31, 2024, the Company had $193,337 and $227,749, respectively due to companies controlled by Braeden Lichti, of which $193,337 and $227,749 respectively is unsecured, non-interest bearing and are due on demand.

As of March 31, 2025, the Company had $181,261 (December 31, 2024 - $179,655) in consulting fees due to Graydon Bensler, CEO, CFO and Director, and $Nil and $1,252 (December 31, 2024 - $11,813 and $Nil) due to Jordan Plews, Former Director and Former CEO of Skincare and BioSciences, and Jeffrey Parry, Director, respectively, for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand

13.	Commitments and Contingencies

There were no commitments as of March 31, 2025, and December 31, 2024, or during the periods then ended.

As of December 31, 2024, the Company had an ongoing dispute that arose in the normal course of business. In February 2025, solely to avoid the cost and burdens associated with litigation, the Company and the parties (each a “Party” or collectively “Parties”) entered into a settlement agreement to fully and finally resolve any and all claims between them, without the Company or any Party admitting any liability or fault. Due to the confidential nature of the settlement agreement, the Company is not in a position to disclose the terms of the settlement, however the amounts payable by the Company to the Parties and their legal counsel is included in accounts payable and accrued liabilities as of December 31, 2024. The amounts were paid in full by March 31, 2025.

14.	Subsequent Events

Management has evaluated events subsequent to the year ended March 31, 2025, up to May 14, 2025, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

As of April 14, 2025, all 165,305 pre-funded warrants issued in connection with the Company’s March 21, 2025 registered direct offering were fully exercised for common stock at an exercise price of $0.0001 per share.

On April 9, 2025, Northstrive Biosciences Inc., a wholly owned subsidiary of the Company, entered into a Development and License Agreement with Yuva Biosciences, Inc., under which Northstrive obtained a worldwide, exclusive license to research, develop, and commercialize therapeutic products targeting cardiac diseases and obesity, based on mitochondrial science-related technology developed using artificial intelligence. Under the agreement, Yuva Biosciences will receive upfront and program-based payments, milestone payments tied to the development of licensed products, and royalties on net sales during the royalty term. The agreement includes customary provisions relating to ownership of intellectual property, sublicensing rights, and early termination rights. As of the issuance date of these financial statements, the agreement had been executed, and initial development activities are underway.

On April 24, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC, allowing for the issuance and sale of up to $100 million of common stock from time to time under an effective registration statement on Form S-3 (Registration No. 333-284505), as supplemented by a prospectus filed on March 24, 2025. To date, the Company has sold an aggregate of 491,004 shares of common stock under the Sales Agreement for total gross proceeds of approximately $1,235,831. The Company pays a 3.5% commission to the sales agent on gross proceeds from each sale, along with certain reimbursable expenses as outlined in the agreement. The Sales Agreement remains in effect for 24 months, unless earlier terminated by either party.

On April 29, 2025, the exercise price of the New Warrants issued in connection with the January 28, 2025 warrant inducement transaction was adjusted in accordance with their terms. The exercise price was reset to the contractual floor price of $3.22 per share. Following the adjustment, each of the five investors now holds 165,580 warrant shares, resulting in a total of 827,900 New Warrants outstanding at the revised exercise price (Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 28, 2025.

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

Organization and Overview of Operations

On December 31, 2024, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which the Company agreed to sell, and the unrelated third party agreed to purchase, the Company’s skincare business. The sale of the skincare business was consummated on January 16, 2025.

Prior to entering into the Asset Purchase Agreement, the Company’s principal business was operating a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. After the sale of the skincare business, the Company changed its principal business. PMGC Holdings Inc. is a diversified holding company that manages and grows its portfolio through strategic acquisitions, investments, and development across various industries. The Company currently manages and operates a diverse portfolio of three wholly owned subsidiaries:

●	NorthStrive BioSciences Inc. – Biosciences is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. This company’s lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. For more information, please visit www.northstrivebio.com.

●	PMGC Research Inc. – PMGC Research is based in Canada and is currently dedicated to medical scientific research and development efforts. This company utilizes Canadian research grants and partnering with leading Canadian Universities, with aims of pushing the boundaries of innovation.

●	PMGC Capital LLC – PMGC Capital is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. This company’s mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences, Inc.’s clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”)

Results of Operations

Comparison of the three months ended March 31, 2025.

In January 2025, the Company sold its skincare business, which had previously contributed to the financial results of the Company. The financial results of the disposed operations from January 1, 2025 until January 16, 2025 have been classified as discontinued operations. The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Change
Marketing and Promotion	$35,594	$131,516	$(95,922)
Consulting Fees	$547,557	$378,473	$169,084
Office and Administration	$209,031	$132,459	$76,572
Professional Fees	$266,468	$43,290	$223,178
Investor Relations	$69,950	$91,578	$(21,628)
Research and Development	$32,433	$2,782	$29,651
Total operating expenses	$1,121,624	$799,974	$321,649
Other income (expense)[1]	$(379,087)	$255,853	$(634,940)
Net loss from continuing operation	$(1,580,811)	$(544,121)	$(1,036,690)
Basic and dilutive loss per common share- continuing operations	$(2.902)	$(43.937)	$41.035
Weighted average number of shares outstanding – basic and diluted	544,715	12,384

[1]	Other expenses relate to interest income, interest expense, unrealized fair value gain/loss on investment, realized loss on sale of investments, gain on the termination of the intangible asset and fair value gain/loss on derivative liability.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025, were $32,433 compared to $2,782 for the three months ended March 31, 2024, an increase of $29,651. Research and Development related to the Company’s spending on clinical validation studies. The increase in research and development is mainly driven by the company continuously working on the research project of EL-22 and the costs of the Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the three months ended March 31, 2025, were $35,594 compared to $131,516 for the three months ended March 31, 2024, a decrease of $95,922. During the three months ended March 31, 2024, the Company engaged an investor relations agency under a $125,000 agreement signed on January 5, 2024, to support external communications and investor engagement efforts. No comparable agreement was entered into during the three months ended March 31, 2025.

Office and Administrative Expenses

Office and administration expenses for the three months ended March 31, 2025, were $209,031, compared to $132,459 for the three months ended March 31, 2024, an increase of $76,572. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the skincare business. Additionally, share-based compensation rose by $15,731 due to the vesting of stock options granted after the first fiscal quarter of 2024.

Consulting Fees

Consulting fees for the three months ended March 31, 2025, were $547,557, compared to $378,473 for the three months ended March 31, 2024, an increase of $169,084. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $300,000 (2024 – $27,072), incurred in connection with the sale of the Skincare business, and fundraising efforts during the quarter. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the three months ended March 31, 2025 were $266,468, compared to $43,290 for the three months ended March 31, 2024, an increase of $223,178. Professional fees comprise of legal, audit and accounting services. The increase during 2025 is primarily due to an increase in audit, legal and accounting services given the corporate restructuring and financing efforts conducted during the first three months of 2025 compared to 2024.

Investor Relations

Investor relations expenses for the three months ended March 31, 2025 were $69,950, compared to $91,578 for the three months ended March 31, 2024, a decrease of $21,628. The decrease is primarily attributable to a decrease in public relations and media coverage expenses during the current quarter.

Other income (expense)

Other income (expense) for the three months ended March 31, 2025 amounted to a net expense of $379,087, compared to net income of $255,853 for the three months ended March 31, 2024, representing an unfavorable variance of $634,940. The variance was primarily driven by a realized loss on investments of $466,678 and an unrealized loss of $60,404 recorded in the current period, whereas no such losses were recognized in the prior period. Additionally, the comparative period included a $274,939 fair value gain on derivative liabilities, which did not recur in the current quarter. Partially offsetting these declines, the Company recognized a $129,613 gain on the termination of an intangible asset and interest income of $28,856, compared to only $86 in the prior year. Interest expense also declined to $10,474 from $19,172, reflecting lower financing costs during the quarter.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and ultimately the attainment of profitable operations.

As of March 31, 2025, we had cash of $5,364,434 and as of December 31, 2024, we had cash of $3,984,453. The increase between December 31, 2024 and March 31, 2025 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities. As of March 31, 2025 and December 31, 2024, the Company had a net working capital of $6,055,880 and $4,251,867, respectively, and has an accumulated deficit of $14,878,082 and $13,269,627, respectively. Furthermore, for the three months ended March 31, 2025, and 2024, the Company incurred a net loss of $1,608,455 and $1,397,250, respectively and used $1,347,416 and $2,324,068, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company believes it will have sufficient funds for at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements.

Our principal liquidity requirements are for working capital, capital expenditure and research and development. We fund our liquidity requirements primarily through cash on hand and the issuance of common and preferred stock.

The Company expects an improvement in liquidity and capital resources, including cash obtained from any sale of investment securities it currently owns. Cash flows used in discontinued operating and investing activities and assets and liabilities held for sale has been excluded from our analysis. The Company may be paid additional earn-out consideration in connection with the sale of its skincare business, consisting of potential payments for each year ending on the anniversary of the closing date of the disposition during the five-year period following the closing equal to 5% of the sales generated during such year from the existing products as of the closing and a one-time payment of $500,000 if the buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the closing on or before the 24-month anniversary of the closing date of the disposition. The Company plans to use the cash obtained from any sale of investment securities or earnout payment for working capital.

The following table provides selected financial data as of March 31, 2025, and December 31, 2024, respectively (excluding assets and liabilities held for sale).

	March 31, 2025	December 31, 2024	Change
Current assets	$6,816,148	$4,858,193	$1,957,955
Current liabilities	$760,268	$1,250,218	$(489,950)
Working capital	$6,055,880	$3,607,975	$2,447,905

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Three Month Ended March 31, 2025	Three Month Ended March 31, 2024	Change
Cash used in operating activities	$(1,155,514)	$(889,600)	$(265,914)
Cash used in investing activities	$(215,319)	$(50,000)	$(165,319)
Cash provided by financing activities	$2,943,185	$-	$2,943,185

Cash Flow from Operating Activities

For the three months ended March 31, 2025, net cash flows used in operating activities was $1,155,514 compared to $889,600 used during the three months ended March 31, 2024, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, and 2024, we used $215,319 and $50,000, respectively, in investing activities. In 2025, the Company made strategic investments in publicly traded companies of $430,024, which was partially offset by cash proceeds obtained in connection with the sale of shares that were issued to the Company in connection with the sale of its Skincare business. In the three months ended March 31, 2024, the Company paid $50,000 towards the purchase of intangible assets.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we had cash flow provided by financing activities of $2,943,185 compared to cash flow provided by financing activities of $Nil in the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company raised $1,245,306 through the issuance of common stock and prefunded warrants, and $1,698,058 through the exercise of Series A warrants.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, the collectability of receivables, valuation of inventory, fair value of investments in securities, derivative liabilities and stock options, useful lives and recoverability of long-lived assets, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiary, PMGC Research Inc. (“PMGC Research”), is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities, and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

During the three months ended March 31, 2025 and 2024, the Company recorded ($58,838) and $55,339, respectively, in share-based compensation expense, of which $20,762 and ($79,600), and $5,029 and $50,310, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended March 31, 2025 and 2024, ($73,768) and ($5,832), and $48,900 and $1,410, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2025 and the year ended 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our market risk exposure is generally limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments.

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

●	In February 2025, the Company issued 438 shares of its common stock to a consultant in relation to the acquisition of License # 2.

●	In March 2025, the Company issued 12,000 shares of its common stock to a consultant in exchange for the expansion of its rights under License # 2.

●	In March 2025, the Company issued 3,036,437 shares of Series B Preferred Stock to an entity owned by the Chief Executive Officer, Chief Financial Officer and a director of the Company.

●	In March 2025, the Company issued 3,336,437 shares of Series B Preferred Stock to an entity owned by the Chairman of the Board of the Company.

The issuances of the shares were deemed exempt from registration under Section 4(a)(2) of the Securities Act in that the issuance of shares did not involve a public offering.

The following table provides information with respect to repurchases of our Common Stock during each month of the quarter ended March 31, 2025.

Issuer Purchases of Common Stock(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	-	$-	-	$-
February 1, 2025 - February 28, 2024	-	$-	-	$-
March 1, 2025 - March 31, 2025	100	$4.98	-	$-
Total	100

(1)	All shares of Common Stock repurchased during the quarter ended March 31, 2025 were made pursuant to share purchase agreements entered into by the Company and certain investors in a privately negotiated transaction not made pursuant to a publicly announced repurchase plan or program. The Company was approached to purchase the shares individually by the investors to buy back the shares. The Company may or may not decide to buy back more shares from investors in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

(c)	None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant (included as Exhibit 3.1 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
3.2	Bylaws of Registrant (included as Exhibit 3.2 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (included as Exhibit 3.3 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
3.4	Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (included as Exhibit 3.1 in the Current Report on Form 8-K filed with the SEC on February 27, 2025, and incorporated herein by reference).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (included as Exhibit 3.2 in the Current Report on Form 8-K filed with the SEC on February 27, 2025, and incorporated herein by reference).
3.6	Certificate of Amendment to the Articles of Incorporation filed on February 28, 2025 (included as Exhibit 3.1 in the Current Report on Form 8-K filed with the SEC on March 6, 2025, and incorporated herein by reference).
10.1	2020 Equity Incentive Plan, as amended, and forms of award agreements thereunder (included as Exhibit 10.1 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.2	Form of Amended and Restated Consulting Agreement between the Registrant and Northstrive Companies Inc. (included as Exhibit 10.2 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.3	Form of Advisory Agreement between the Registrant and Braeden Lichti (included as Exhibit 10.3 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.4†	Authorized Distributor Agreement, dated August 30, 2022, between the Company and Refine USA, LLC (included as Exhibit 10.4 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.5†	Authorized Distributor and Trademark License Agreement, dated January 17, 2022, between the Registrant and Dermapenworld Pty Ltd (included as Exhibit 10.5 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.6†	Collaboration Agreement, dated November 28, 2023, by and between the Registrant and Yuva BioSciences, Inc. (included as Exhibit 10.6 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.7†	License Agreement, dated January 16, 2024, by and between the Company and INmune Bio, Inc. (included as Exhibit 10.7 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.8†	License Agreement, dated April 30, 2024, by and between the Company and MOA Life Plus Co., Ltd. (included as Exhibit 10.11 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.9	Consulting Agreement with Santorio Biomedical, LLC (included as Exhibit 10.12 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.10#	Amended and Restated Consulting Agreement by and between the Company and GB Capital Ltd. (included as Exhibit 10.13 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.11#	Amended and Restated Consulting Agreement by and between the Company and NorthStrive Companies Inc. (included as Exhibit 10.14 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.12#	Chairman Appointment Letter to Mr. Braeden Lichti (included as Exhibit 10.15 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).

10.13	Termination Agreement by and between the Company and Mr. Lichti (included as Exhibit 10.16 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.14†	First Amendment to License Agreement dated as of July 9, 2024, by and between the Company and INmune Bio, Inc. (included as Exhibit 10.17 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.15	Form of Securities Purchase Agreement dated September 22, 2024 (included as Exhibit 10.18 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.16	Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital Ltd (included as Exhibit 10.19 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.17	Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and Northstrive Companies Inc. (included as Exhibit 10.20 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.18	Amendment to the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital Ltd (included as Exhibit 10.21 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.19	Amendment to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and Northstrive Companies Inc. (included as Exhibit 10.22 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.20	Form of Warrant Inducement Agreement (included as Exhibit 10.23 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.21	Form of Warrant (included as Exhibit 10.24 in the Form S-1 filed with the SEC on April 7, 2025 and incorporated herein by reference).
10.22	Form of Securities Purchase Agreement dated March 21, 2025 (included as Exhibit 10.1 in the Current Report on Form 8-K filed with the SEC on March 27, 2025 and incorporated herein by reference).
10.23	Form of Pre-Funded Warrant (included as Exhibit 4.1 in the Current Report on Form 8-K filed with the SEC on March 27, 2025 and incorporated herein by reference).
10.24	Form of Placement Agency Agreement (included as Exhibit 10.2 in the Current Report on Form 8-K filed with the SEC on March 27, 2025 and incorporated herein by reference).
10.25	Amendment No. 2 to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and Northstrive Companies Inc. (included as Exhibit 10.1 in the Form 8-K filed with the SEC on April 8, 2025 and incorporated herein by reference).
10.26	Amendment No. 2 to the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital dated April 3, 2025 (included as Exhibit 10.2 in the Form 8-K filed with the SEC on April 8, 2025.
10.27	Form of At-the-Market Issuance Sales Agreement between the Company and Univest Securities, LLC dated April 24, 2025 (included as Exhibit 10.1 to the Form 8-K filed with the SEC on April 24, 2025 and incorporated herein by reference).
10.28	Secondment Agreement between the Company and Northstrive Companies Inc. dated May 7, 2025 (included as Exhibit 10.1 to the Form 8-K filed with the SEC on May 13, 2025 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.
†	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: May 14, 2025	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)