Form 10-Q
period 2025-06-30
PMGC Holdings Inc.
filed 2025-08-13
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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

As of August 12, 2025, there were 1,484,827 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional Factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	prices of other competitive products, costs associated with research and development of our products and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as any future outbreak of COVID-19 on our business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our information technology systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the medical aesthetics, cosmetics and biotechnology market;

●	future decisions by management in response to changing conditions;

ii

●	our ability to execute prospective business plans;

●	misjudgments in the course of preparing forward-looking statements;

●	our ability to raise sufficient funds to carry out our proposed business plan;

●	inability to keep up with advances in medical aesthetics and biotechnology;

●	inability to design, develop, market and sell new medical aesthetics and biotech products that address additional market opportunities to generate revenue and positive cash flows;

●	dependency on certain key personnel and any inability to retain and attract qualified personnel;

●	our expectations regarding our ability to obtain, maintain, protect, defend and enforce our intellectual property rights and operate without infringing, misappropriating, or otherwise violating the intellectual property rights of others;

●	disruption of supply or shortage of raw materials;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 28, 2025 (the “Form 10-K”).

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

For the quarterly periods ended June 30, 2025, and 2024

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollar)

As of:	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$5,682,628	$3,984,453
Receivables, net	-	5,276
Prepaids and deposits	791,055	868,464
Short-term loan receivable	128,111	-
Other receivables	76,212	-
Investment in securities- current	624,838	-
Assets held for sale	-	1,192,808
Total Current Assets	7,302,844	6,051,001

Investment in securities-noncurrent	-	139,084
Equipment, net	-	1,087
Intangibles, net	2,072,632	2,801,993
TOTAL ASSETS	$9,375,476	$8,993,165
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$271,567	$481,001
Due to related parties	54,734	419,217
Current portion of consideration payable	-	350,000
Liabilities held for sale	-	548,916
Total Current Liabilities	326,301	1,799,134

Consideration payable	-	534,467
TOTAL LIABILIITES	$326,301	$2,333,601
Commitments and Contingencies

EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and Nil shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	637	-
Common stock, $0.0001 par value, 285,714,286 shares authorized; 1,477,575 and 438,987 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively (1)	148	44
Additional paid-in capital	24,490,049	19,929,484
Accumulated other comprehensive income	(1,222)	(337)
Accumulated deficit	(15,440,437)	(13,269,627)
TOTAL EQUITY	9,049,175	6,659,564
TOTAL LIABILITIES AND EQUITY	$9,375,476	$8,993,165

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects, retrospectively, a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six months ended June 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024

Operating expenses
Depreciation and amortization	20	140	1,105	276
Marketing and promotion	82,329	133,597	117,923	265,113
Consulting fees	198,345	179,843	745,902	558,316
Office and administrative	319,839	148,341	528,870	280,800
Professional fees	284,175	48,706	550,643	91,996
Investor relations	46,827	5,987	116,777	97,565
Research and development	66,675	34,824	99,108	55,553
Foreign exchange (gain) loss	(883)	188	(497)	1,981
Travel and entertainment	16,191	4,616	55,411	4,616
Total operating expenses	$1,013,518	556,242	2,215,242	1,356,216

Other income (expense)
Change in fair value of derivative liabilities	-	26,864	-	301,803
Gain on the termination of intangible assets	-	-	129,613	-
Interest income	36,527	64	65,383	150
Interest expense	(2)	(23,597)	(10,476)	(42,769)
Dividend income	3,016	-	3,016	-
Other Income	-	-	-	-
Realized gain (loss) on investments	95,184	-	(371,494)	-
Unrealized gain (loss) on investments	299,303	-	238,899	-
Net loss from continuing operations	$(579,490)	(552,911)	(2,160,301)	(1,097,032)

Loss from discontinued operations (Note 4)	17,135	(859,580)	(10,509)	(1,712,709)
Total net loss	(562,355)	(1,412,491)	(2,170,810)	(2,809,741)
Other comprehensive income (loss)
Currency translation adjustment	(406)	(141)	(885)	1,040
Total comprehensive loss	$(562,761)	(1,412,632)	(2,171,695)	(2,808,701)

Basic and diluted loss per share
Continuing operations	$(0.466)	(42.303)	(2.411)	(86.215)
Discontinued operations	$0.014	(65.765)	(0.012)	(134.601)
Weighted average shares outstanding(1)	1,243,720	13,070	896,149	12,724

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares #	Amount $	Number of shares #	Amount $	paid-in capital $	Accumulated deficit $	comprehensive income $	Total $

Balance, April 1, 2024(1)	12,384	1	-	-	10,906,102	(8,421,140)	1,383	2,486,346
Issued for acquisition of intangible assets	1,117	1	-	-	772,402	-	-	772,403
Obligation to issue stock for acquisition of intangible assets	-	-	-	-	838,374	-	-	838,374
Share-based compensation	-	-	-	-	(44,855)	-	-	(44,855)
Net loss for the period	-	-	-	-	-	(1,412,491)	-	(1,412,491)
Currency translation adjustment					-	-	(141)	(141)
Balance, June 30, 2024(1)	13,501	2	-	-	12,472,023	(9,833,631)	1,242	2,639,636

Balance, April 1, 2025	707,076	71	6,372,874	637	23,006,702	(14,878,082)	(816)	8,128,512
Issued and issuable shares for acquisition of intangible assets	12,000	1	-	-	(1)	-	-	-
Exercise of Pre-funded Warrants	165,305	17	-	-	(17)	-	-	-
Issuance of common shares under ATM program	593,194	59	-	-	1,467,523	-	-	1,467,582
Share-based compensation	-	-	-	-	15,842	-	-	15,842
Net loss for the period	-	-	-	-	-	(562,355)	-	(562,355)
Currency translation adjustment	-	-	-	-	-	-	(406)	(406)
Balance, June 30, 2025	1,477,575	148	6,372,874	637	24,490,049	(15,440,437)	(1,222)	9,049,175

(1)	Reflects, retrospectively, the 1-for-200 reverse stock split that became effective on November 27, 2024 and the subsequent 1-for-7 reverse stock split that became effective March 10, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400. Refer to Note 1, “Organization and nature of operations.”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	$	$	$	$	$	$

Balance, January 1, 2024(1)	12,384	1	-	-	10,850,763	(7,023,890)	202	3,827,076
Issued for acquisition of intangible assets	1,117	1	-	-	772,402	-	-	772,403
Obligation to issue stock for acquisition of intangible assets	-	-	-	-	838,374	-	-	838,374
Share-based compensation	-	-	-	-	10,484	-	-	10,484
Net loss for the period	-	-	-	-	-	(2,809,741)	-	(2,809,741)
Currency translation adjustment	-				-	-	1,040	1,040
Balance, June 30, 2024	13,501	2	-	-	12,472,023	(9,833,631)	1,242	2,639,636

Balance, January 1, 2025	438,987	44	-	-	19,929,484	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	12,438	1	-	-	43,534	-	-	43,535
Exercise of Series A Warrants	138,485	14	-	-	1,698,044	-	-	1,698,058
Issued pursuant to the registered direct offering	129,145	13	-	-	1,245,293	-	-	1,245,306
Repurchase of shares	(40)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	61	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	165,305	17	-	-	(17)	-	-	-
Issuance of common shares under ATM program	593,194	59	-	-	1,467,523	-	-	1,467,582
Share-based compensation	-	-	-	-	(42,996)	-	-	(42,996)
Net loss for the period	-	-	-	-	-	(2,170,810)	-	(2,170,810)
Currency translation adjustment	-	-	-	-	-	-	(885)	(885)
Balance, June 30, 2025	1,477,575	148	6,372,874	637	24,490,049	(15,440,437)	(1,222)	9,049,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	June 30, 2025	June 30, 2024
Operating activities
Net loss	$(2,170,810)	$(2,809,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,622	6,477
Share-based compensation	(42,996)	10,484
Rent expense	(230)	(1,379)
Change in fair value of derivative liabilities	-	(301,803)
Accretion interest expense	9,684	42,312
Research and development costs for intangible assets	14,358	39,483
Gain on termination of intangible asset	(129,613)	-
Loss on the sale of Skincare	39,676	-
Realized loss on sale of investments	371,494	-
Unrealized gain on investments	(238,899)	-

Changes in operating assets and liabilities:
Receivables	(104,473)	6,958
Prepaid expenses and deposits	120,999	137,295
Inventory	22,966	(482,881)
Accounts payable and accrued liabilities	(169,268)	210,111
Customer deposits	(20,496)	(12,379)
Due to related parties	(397,728)	50,306
Cash flows used in operating activities[1]	$(2,693,714)	$(3,104,757)

Investing activities
Purchase of equipment		(9,160)
Purchase of investments	(995,100)	-
Proceeds from sale of investments	1,109,921	-
Issuance of promissory note	(127,300)	-
Purchase of intangible assets	(6,000)	(112,320)
Cash flows used in investing activities[1]	$(18,479)	$(121,480)

Financing activities
Exercise of Series A warrants	1,938,772	-
Proceeds from the issuance of common stock and warrants	1,484,028	-
Share issuance costs	(531,290)	-
Repurchase of shares and warrants	(179)	-
Issuance of common shares under ATM agreement	1,519,437	-
Cash flows provided by financing activities	$4,410,768	$-

Effect of exchange rate changes on cash	(400)	(580)

Increase(decrease) in cash	1,698,175	(3,226,817)
Cash, beginning of period	3,984,453	3,326,851
Cash, ending of period	$5,682,628	$100,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025, and 2024

(Unaudited - Expressed in United States dollars)

Supplemental cash flow information:
Cash paid for interest	$791	$11,104
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	43,535	772,247
Obligation to issue stock for acquisition of intangible assets	-	838,374
Shares received as proceeds for the sale of Skincare	728,550	-
Series B preferred shares issues to settle accrued bonus liability	150,000	-
Consideration payable settled through termination of the agreement	894,151	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1.	Organization and nature of operations

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

On April 29, 2024, PMGC Impasse Corp (“Skincare”) and Northstrive Biosciences Inc. (“BioSciences”) were incorporated under the laws of the state of Delaware. PMGC is the sole shareholder of Skincare and BioSciences. The purpose of Skincare is to operate the Company’s skincare business, while the purpose of BioSciences is to hold and develop the Company’s intellectual property. Effective May 1, 2024, PMGC transferred its operating assets and liabilities relating to its skincare business to Skincare in exchange for common stock of Skincare. On November 13, 2024, PMGC Capital LLC (“PMGC Capital”) was incorporated under the laws of the state of Nevada. PMGC is the sole shareholder of PMGC Capital.

On November 27, 2024, the Company completed a reverse stock split on a ratio of two hundred old shares of common stock for every one new post reverse split common share. In addition, on March 10, 2025, the Company completed a second reverse stock split on a ratio of 7 shares of common stock for every one new post second reverse split common share. All current and comparative references to the number of common shares, warrants, options, weighted average number of common shares, and loss per share have been retrospectively adjusted to give effect to these reverse stock splits. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-1,400.

On December 31, 2024, PMGC and Skincare entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which PMGC agreed to sell, and the unrelated third party agreed to purchase, PMGC’s skincare business. The sale of this skincare business closed on January 16, 2025. In accordance with ASC 205-20 “Discontinued Operations”, the assets and liabilities and the results of operations of the skincare business have been presented in these unaudited condensed consolidated financial statements as assets and liabilities held for sale and discontinued operations. The Company also retrospectively adjusted the unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024, to reflect discontinued operations separately from continuing operations (Note 4).

Prior to entering into the Asset Purchase Agreement, the Company’s principal business was operating a skincare development company engaged in the design, manufacture, and marketing of skincare products in the skincare industry. With the sale of its skincare business, the Company changed its principal business. After this sale, PMGC became a diversified holding company that manages and grows its portfolio through strategic acquisitions, investments, and development across various industries. PMGC currently manages and operates a diverse portfolio of three wholly owned subsidiaries:

●	Northstrive BioSciences Inc. – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●

PMGC Research Inc. – PMGC Research is based in Canada and currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

●	PMGC Capital LLC - a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

2.	Going Concern

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

As of June 30, 2025, and December 31, 2024, the Company had a net working capital of $6,976,543 and $4,251,867, respectively, and has an accumulated deficit of $15,440,437 and $13,269,627, respectively. Furthermore, for the six months ended June 30, 2025, and 2024, the Company incurred a net loss of $2,170,810 and $2,809,741, respectively, and used $2,693,714 and $3,104,757, respectively, of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management’s plans that alleviate substantial doubt about the Company’s ability to continue as a going concern include: (a) raising additional debt or equity financing and (b) the acquisition of cash flow generating assets or businesses. Although the Company has been successful in raising funds in the past, and expects to do so in the future, there are no guarantees that it will be able to raise funds as anticipated.

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2024, and 2023. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Research, Skincare, BioSciences, and PMGC Capital. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

4.	Assets and liabilities held for sale and discontinued operations

Pursuant to the Asset Purchase Agreement, the Company agreed to sell its skincare business for (i) 1,267,040 shares of common stock of the buyer, having a market value of $728,550 at the closing of the agreement; (ii) buyer’s assumption of certain liabilities; and, (iii) $56,525 in cash, to be paid upon the sale of specified inventory existing as of the consummation of this transaction (“Closing”).

Following the Closing, which occurred on January 16, 2025 (such date, the “Closing Date”), buyer will pay additional earn-out consideration for the sale, if and when payable: (a) buyer will pay, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the sales generated during such year from the existing products as of the Closing; and (b) buyer will pay a one-time payment of $500,000 if buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Revenue	$-	$605,530	$152,381	$1,220,093
Cost of goods sold	-	166,274	30,530	335,185
Gross profit	$-	$439,256	$121,851	$884,908

Expenses
Depreciation	-	2,570	517	4,818
Marketing and promotion	-	587,893	6,924	849,415
Consulting fees	-	5,600	-	23,253
Office and administrative	7,661	515,619	54,875	1,261,767
Professional fees	-	109,436	50,460	246,068
Investor relations	-	390		7,057
Research and development	-	17,561	16,921	117,973
Foreign exchange (gain) loss	-	53	1,875	(1,198)
Travel and entertainment	-	52,505	10,726	111,613
Total expenses	$7,661	$1,291,627	$142,298	$2,620,766

Other income (expense)
Other income	24,796	-	49,614	34,723
Interest expense	-	(7,209)	-	(11,574)
Loss on the sale of Skincare	-	-	(39,676)	-
Net income (loss) from discontinued operations	$17,135	$(859,580)	$(10,509)	$(1,712,709)

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

The following represents the cash flows from operating and investing activities of discontinued operations for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Cashflows used in operating activities	$(174,767)	$(1,912,907)
Cashflows used in investing activities	-	(9,160)

5.	Short Term Loan Receivable

As of June 30, 2025 and December 31, 2024, receivables consisted of the following:

	June 30, 2025	December 31, 2024
Promissory note receivable	127,300	-
Interest receivable	811	-
	$128,111	$-

On May 30, 2025, the Company entered into a secured promissory note agreement with an individual, pursuant to which the Company loaned $127,300 to the borrower. The note bears interest at a variable rate equal to the U.S. prime rate as published in the Wall Street Journal (7.5%), with interest computed on the basis of a 365-day year and actual days elapsed. The entire principal amount, together with accrued and unpaid interest, is due and payable on or before September 30, 2025.

As of June 30, 2025, the Company recognized $811 in interest income related to this note for the 31-day period from issuance to quarter-end. The total outstanding balance of $128,111, consisting of principal and accrued interest, was recorded as a short-term loan receivable on the Company’s condensed consolidated balance sheet as of June 30, 2025.

Subsequent to June 30, 2025, the note was fully settled through the transfer of a 10% equity interest in Pacific Sun Packaging Inc. to the Company. The loan settlement was effected as part of the Company’s acquisition of all outstanding equity interests of Pacific Sun Packaging Inc., which was completed in July 2025. (Note 14).

6.	Prepaids and Deposits

As of June 30, 2025, and December 31, 2024, prepaid and deposits consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid expenses	$753,735	$867,420
Deposits	37,320	1,044
	$791,055	$868,464

7.	Investment in securities

As of June 30, 2025, the Company’s investments consist of publicly traded equity securities and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the six months ended June 30, 2025 and year ended December 31, 2024:

	Public Company Investment	Private Company Investment	Convertible Debenture	Total
Balance, December 31, 2023	$-	-	-	-
Purchases	-	139,084	-	139,084
Balance, December 31, 2024	$-	139,084	-	139,084
Purchases	$870,100	-	125,000	995,100
Transfer	139,084	(139,084)	-	-
Acquired in the sale of Skincare business	728,550	-	-	728,550
Proceeds on sale	(1,109,921)	-	-	(1,109,921)
Interest	-	-	4,620	4,620
Realized loss	(371,494)	-	-	(371,494)
Unrealized loss	56,305	-	182,594	238,899
Balance, June 30, 2025	$312,624	-	312,214	624,838

Equity Securities

The Company’s equity investments consist of publicly traded equity securities with readily determinable fair values. In accordance with ASC 321, these securities are measured at fair value, with changes in fair value recognized in profit or loss. For the six months ended June 30, 2025, the Company recognized a realized loss of $371,494 on the sale of equity securities, and an unrealized gain of $56,305 on equity securities still held at June 30, 2025.

Convertible Debenture

The Company also holds a convertible debenture, classified as a trading security under ASC 320, as it is held within a portfolio of investments and is intended to be converted into equity upon favorable market conditions. The debenture is measured at fair value, with changes in value recognized through profit or loss. For the six months ended June 30, 2025, the Company recognized interest income of $4,620 and an unrealized gain of $182,594 on the debenture.

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2025, in accordance with the fair value hierarchy of ASC 820:

Fair Value Measurement Using:	Level 1	Level 2	Level 3	Total
Equity securities	$312,624	–	–	312,624
Convertible debenture	-	312,214	–	312,214
Total	$312,624	312,214	–	624,838

8.	Equipment

Computers

Cost
Balance, December 31, 2023	$2,820
Foreign currency translation	(219)
Balance, December 31, 2024	$2,601
Foreign currency translation	3
Balance, June 30, 2025	$2,604

Accumulated depreciation
Balance, December 31, 2023	$1,079
Depreciation	546
Foreign currency translation	(111)
Balance, December 31, 2024	$1,514
Depreciation	1,085
Foreign currency translation	5
Balance, June 30, 2025	$2,604

Net book value
December 31, 2024	$1,087
June 30, 2025	$-

9.	Intangible assets and consideration payable

	License # 1	License # 2 (IPR&D asset)	Total
Cost:
Balance, December 31, 2024	$861,452	2,023,097	2,884,549
Additions	-	49,535	49,535
Termination of agreement	(861,452)		(861,452)
Balance, June 30, 2025	$-	2,072,632	2,072,632

Accumulated amortization:
Balance, December 31, 2024	$82,556	-	82,556
Additions	14,358	-	14,358
Termination of agreement	(96,914)	-	(96,914)
Balance, June 30, 2025	$-	-	-

Net book value:
December 31,2024	$778,896	2,023,097	2,801,993
June 30, 2025	-	2,072,632	2,072,632

On January 15, 2024, the Company entered into a license agreement with a biotechnology company to use the biotechnology company’s proprietary technology and process to assist in formulating stem cells (the license granted under this license agreement, “License #1”). The term of License # 1 is 10 years and has a purchase price of $1,000,000. The payments structure for License #1 is as follows:

a)	$50,000 payable upon executing the license (paid)

b)	$350,000 payable on March 15, 2025 (updated from July 15, 2024 in an amendment dated July 9, 2024)[1]

c)	$600,000 payable on completion of technology transfer or two years from January 15, 2024, whichever comes first[1]

[1]	Effective February 27, 2025, the Company and the biotechnology company entered into a mutual termination agreement to terminate the Company’s right to License # 1 and to release the Company of the remaining undiscounted obligation payable of $950,000. Upon termination, no further obligations are required of either party.

The cost of License # 1 was measured at $861,452, which is the fair value of the consideration payable on initial recognition, determined by discounting the future payments using a market interest rate of 11.75%.

Consideration payable

Consideration payable – undiscounted	$1,000,000
Discount on initial recognition	(138,548)
Fair value on initial recognition	$861,452

Paid in cash	(50,000)
Accretion	73,015
Balance, December 31, 2024	$884,467
Accretion	9,684
Termination of agreement	(894,151)
Balance, June 30, 2025	$-

As a result of the termination, the Company derecognized the associated intangible asset and the related consideration payable, recognizing a gain of $129,613 in the condensed consolidated statements of operations for the six months ended June 30, 2025.

On April 30, 2024, the Company entered into an exclusive license agreement with a pharmaceutical company granting the Company rights to develop, manufacture, and commercialize licensed products (the license granted under this license agreement, “License # 2”). The Company has classified License # 2 as an IPR&D asset resulting in only the acquisition costs plus any transaction costs to be capitalized upon acquisition. The research and development project associated with License # 2 is not yet complete and as a result the Company has not yet determined the useful life of the IPR&D asset.

The Company paid consideration of $400,000 and 679 shares of common stock with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date, resulting in a fair value discount adjustment of $173,100 on the value of the shares of common stock issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in shares of common stock paid to a consultant who assisted in acquiring License # 2. The shares of common stock to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common shares issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

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

The consultant who assisted in acquiring License # 2 was to receive 1,750 shares of common stock in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License # 2 as follows:

●	May 3, 2024: 438 shares (issued)

●	August 1, 2024: 437 shares (issued)

●	November 1, 2024: 437 shares (issued)

●	February 2, 2025: 438 shares (issued)

The cost of License # 2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

On March 21, 2025, Biosciences entered into a first amendment to the exclusive license agreement covering License # 2, expanding the licensed fields in the exclusive license agreement to include all uses in animal health, including all applications as a feed additive. The Company paid $6,000 and issued 12,000 shares of common stock to the pharmaceutical company in consideration for entry into this first amendment to the exclusive license agreement regarding License # 2.

The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date resulting in a fair value discount adjustment of $15,624 on the value of the common stock issued to the pharmaceutical company. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

The first amendment to the exclusive license agreement did not result in a remeasurement of the intangible asset under ASC 350 – Intangibles – Goodwill and Other, as it does not constitute a new acquisition or recognition event. The Company will continue to monitor the asset for impairment indicators consistent with U.S. GAAP.

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

On May 12, 2025, Biosciences entered into a second amendment to an existing license agreement related to License # 2. The second amendment to the license agreement clarified the scope and terms of use within the animal health field. Key changes included clarification that certain provisions regarding (i) the exclusive license granted to the pharmaceutical company, (ii) milestone payment obligations of the Company, (iii) research and development obligations of the Company, (iv) recording obligations of the Company, (v) development data provisions, (vi) regulatory responsibilities of the Company, (vii) commercialization plan obligations of the Company, did not apply to licensing rights granted under the license agreement as the rights applied to the animal health field. The second amendment’s provisions also narrowed the Company’s payment obligations as to royalty payments on direct sales and a proportion of amounts received from sublicensees, as the payment related to the animal health field. There was no cost associated with the second amendment.

10.	Derivative liabilities

On July 15, 2022, the Company issued 167 common stock purchase warrants with an exercise price of $2,817 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its Initial Public Offering (“IPO”) and issued 54 warrants (the “IPO warrants”). The IPO warrants are exercisable into one share of common stock of the Company at $5,600 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(369,158)
Outstanding, December 31, 2024	$-
Change in fair value of derivative liabilities	-
Outstanding, June 30, 2025	$-

We determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and at subsequent period ends through December 31, 2024. Given the exercise price of these warrants compared to the fair market value of the Company’s shares, the value is deemed to be $nil.

As of June 30, 2025, the following warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
167	April 27, 2027	2,817
54	November 21, 2028	5,600
221		3,497

As of June 30, 2025, and December 31, 2024, the weighted average life of derivative liability warrants outstanding was 2.21 and 2.71 years, respectively.

11.	Equity

Common Stock

Authorized

As of June 30, 2025, and December 31, 2024, the Company had 285,714,286 shares of common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of June 30, 2025, and December 31, 2024, the Company had 1,477,575 and 438,987 shares of common stock issued and outstanding, respectively.

Transactions during the six months ended June 30, 2025

On January 28, 2025, the Company entered into and completed a warrant inducement transaction with the holders of its Series A Common Stock Purchase Warrants pursuant to a warrant inducement agreement (“Series A Warrants”). Under the warrant inducement agreement, the exercise price of the outstanding Series A Warrants was reduced from $78.40 to $14.00 per share of common stock as an incentive for immediate exercise As a result, the holders exercised all outstanding Series A Warrants, and the Company issued 138,485 shares of common stock, generating gross proceeds of $1,938,772.

On February 2, 2025, the Company issued 438 shares of common stock to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased a total of 10 shares of common stock from two existing shareholders at for total consideration of approximately $52. The shares were retired upon repurchase.

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

On March 21, 2025, the Company entered into a Securities Purchase Agreement between the Company and certain institutional investors with respect to a registered direct offering for the offer and sale of 129,145 shares of common stock and 165,305 prefunded warrants for gross proceeds of $1,484,028

On March 26, 2025, Biosciences entered into a first amendment to the exclusive license agreement covering License # 2 (Note 8), expanding its rights to include the growing animal health market. The Company issued 12,000 shares of common stock in exchange for the expansion of its rights under License # 2.

During the six months ended June 30, 2025, the Company sold an aggregate of 593,194 shares of common stock under its at-the-market (ATM) equity offering program, generating total gross proceeds of approximately $1,519,437. After deducting total commissions and fees of approximately $51,855, net proceeds amounted to approximately $1,467,582. The shares were issued in multiple tranches between April and June 2025, with sales prices ranging from $2.26 to $2.83 per share.

Transactions during the six months ended June 30, 2024

On April 30, 2024, the Company issued 679 shares of common stock on acquisition of License # 2 and $492,945 was recognized in equity. A total of $nil was recognized in common stock and the remainder of $492,945 to additional paid in capital (Note 9). These shares are unregistered and restricted from trading, as disclosed in Note 9.

On May 3, 2024, the Company committed to issue 1,750 fully vested shares of common stock, of which 438 shares of common stock were issued by June 30, 2024, for the acquisition of License # 2. A total of $1,117,832 was recognized in equity, of which $nil was recognized in common stock and the remainder of $1,117,832 to additional paid in capital (Note 9). These shares are unregistered and restricted from trading as disclosed in Note 9.

Preferred Stock

Authorized

As of June 30, 2025, and December 31, 2024, the Company had 500,000,000 of preferred stock authorized, respectively, each share of preferred stock having a par value of $0.0001.

Issued and outstanding

As at June 30, 2025, and December 31, 2024, the Company had 6,372,874 and nil shares of Series B Preferred Stock issued and outstanding.

Transactions during the six months ended June 30, 2025, and 2024

On March 26, 2025, at a special meeting of the Company’s shareholders, the shareholders approved the issuance of 3,036,437 shares of non-trading, non-convertible Series B Preferred Stock to GB Capital Ltd as a signing bonus pursuant to that certain Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital Ltd, dated October 25, 2024, as amended; and 3,336,437 shares of non-trading, non-convertible Series B Preferred Stock to Northstrive Companies Inc as a signing bonus pursuant to that certain Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and Northstrive Companies Inc., dated October 25, 2024, as amended. The total issuances of Series B Preferred Stock approved by the shareholders at this meeting was 6,372,874 shares. These bonuses to GB Capital Ltd and Northstrive Companies Inc. in the form of Series B Preferred Stock represented bonuses of $75,000 to each entity pursuant to their respective agreements aforementioned in this paragraph. These bonuses, totaling $150,000, were accrued and included in due to related parties as of December 31, 2024.

Equity Warrants

Transactions during the six-month ended June 30, 2025.

On January 28, 2025, in connection with the warrant inducement agreement (see above) and the exercise of the Series A Warrants, the Company issued 138,485 replacement warrants with an initial exercise price of $19.25 and a five-year term. On April 29, 2025, the exercise price of the replacement warrants were reset to the contractual floor price of $3.22 per share. Following the adjustment, each of the five investors now holds 165,580 warrants, resulting in a total of 827,900 replacement warrants outstanding at the adjusted exercise price, maintaining the aggregate exercise value of $2,665,836.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase warrants to purchase 36 shares of common stock at an exercise price of $4,200 per share for a nominal amount.

On March 24, 2025, the Company consummated a registered direct offering with institutional investors, issuing 129,145 shares of common stock and 165,305 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.0001 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

On April 14, 2025, all 165,305 pre-funded warrants issued in connection with the Company’s registered direct offering consummated on March 24, 2025 were fully exercised for shares of common stock, at an exercise price of $0.0001 per share.

Transactions during the six-month ended June 30, 2024.

There was no equity warrant activity during the six months ended June 30, 2024

As of June 30, 2025, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
179	August 28, 2026	4,200.00
36	March 12, 2027	4,200.00
1,021	March 24, 2028	470.40
827,900	January 28, 2030	3.22
829,136		4.88

As of June 30, 2025 and December 31, 2024, the weighted average life of equity warrants outstanding was 4.58 and 4.82 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of June 30, 2025 and December 31, 2024, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 1,239 shares. The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the three-month ended June 30, 2025

There was no stock option activity during the six months ended June 30, 2025.

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

The continuity of stock options for the six months ended June 30, 2025, and December 31, 2024, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2023	1,088	2,389.27
Granted	66	2,156.76
Forfeited	(407)	2,428.63
Outstanding, December 31, 2024	747	2,347.25
Granted	-	-
Forfeited/Cancelled	(223)	(2,532.72)
Exercised	-	-
Outstanding, June 30, 2025	524	2,268.18

As of June 30, 2025, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
316	316	08-Feb-31	840
25	25	27-Feb-31	840
12	8	30-Sep-32	1,876
57	39	30-Sep-32	7,000
57	31	1-May-33	7,000
57	18	5-Mar-24	1,400
524	437		2,268.18

As of June 30, 2025, and December 31, 2024, the weighted average life of stock options outstanding was 6.41 years and 6.88 years, respectively.

With the sale of the Company’s skincare business on January 16, 2025, 180 vested stock options with a weighted average exercise price of $1,696 have been cancelled on April 16, 2025, after the 90-day exercise window following termination of employment with the Company.

During the six months ended June 30, 2025 and 2024, the Company recorded $(42,996) and $10,484, respectively, in share-based compensation expense, of which $36,604 and ($79,600), and $31,781 and $(21,297), respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the six months ended June 30, 2025 and 2024, ($73,768) and ($5,832), and $(23,876) and $2,579, respectively is included in office and administration and research and development, respectively.

12.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, CFO, CEO and Director

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (termination effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (termination effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Juliana Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Consulting fees	$147,700	80,000	595,400	160,833
Director fees	83,290	-	83,290	-
Salaries	-	170,641	26,228	377,656
Share-based compensation	15,842	(54,859)	36,616	(32,583)
	$246,832	195,782	741,534	505,906

During the six months ended June 30, 2025:

●	The Company incurred consulting fees of $281,000 (June 30, 2024 - $100,833) to GB Capital Ltd, a company controlled by Graydon Bensler, CEO, CFO and Director.

●	The Company incurred consulting fees of $314,400 (June 30, 2024 - $60,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

●	The Company incurred director’s fees of $27,750 (June 30, 2024 – $nil) to George Kovalyov, a director of the Company.

●	The Company incurred director’s fees of $27,790 (June 30, 2024 – $nil) to Juliana Daley, a director of the Company.

●	The Company incurred director’s fees of $27,750 (June 30, 2024 – $nil) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a salary of $26,228 and $122,032, respectively, during the six months ended June 30, 2025, and 2024.

Brenda Buechler, Former Chief Marketing Officer, earned a salary of $nil and $132,807, respectively, during the six months ended June 30, 2025, and 2024.

Christoph Kraneiss, Former Chief Commercial Officer, earned a salary of $nil and $122,818, respectively during the six months ended June 30, 2025, and 2024.

During the six months ended June 30, 2025, and 2024, the company issued the following stock options to related parties:

On March 1, 2024, the Company granted 57 stock options to directors of the company with a contractual life of 10 years and exercise price of $7,000 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the six months ended June 30, 2025 and 2024 is as follow:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Grant date fair value
Braeden Lichti, Non-executive Chairman	$11	$(5,355)	$50,995
Graydon Bensler, CEO, CFO and Director	11	1,502	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	11	1,502	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	-	1,502	50,995
Jeffrey Parry, Director	6,428	13,349	107,669
Crystal Muilenburg, Former Director[1]	-	(41,668)	210,245
Julie Daley, Director	19,592	53,643	210,245
George Kovalyov, Director	10,563	10,308	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	-	(36,918)	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	-	(30,448)	121,243
	$36,616	$(32,583)	$1,049,898

[1]	379 options of related parties were forfeited and or cancelled during the year ended December 31, 2024

[2]	143 options of Jordan Plews were cancelled during the three months ended June 30, 2025

As of June 30, 2025, and December 31, 2024, the Company had $53,355 and $227,749, respectively, due to companies controlled by Braeden Lichti, of which $53,355 and $227,749, respectively, is unsecured, non-interest bearing, and are due on demand.

As of June 30, 2025, the Company had $127 (December 31, 2024 - $179,655) in consulting fees due to Graydon Bensler, CEO, CFO and Director, and $Nil and $1,252 (December 31, 2024 - $11,813 and $Nil) due to Jordan Plews, Former Director and Former CEO of Skincare and BioSciences, and Jeffrey Parry, Director, respectively, for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

13.	Commitments and Contingencies

There were no commitments as of June 30, 2025, and December 31, 2024, or during the periods then ended.

As of December 31, 2024, the Company had an ongoing dispute that arose in the normal course of business. In February 2025, solely to avoid the cost and burdens associated with litigation, the Company and the other parties to this dispute (each, a “Party” and, collectively “Parties”) entered into a settlement agreement to fully and finally resolve any and all claims between them, without the Company or any Party admitting any liability or fault. Due to the confidential nature of the settlement agreement, the Company is not in a position to disclose the terms of the settlement; however, the amounts payable by the Company to the Parties and their legal counsel is included in accounts payable and accrued liabilities as of December 31, 2024. The amounts were paid in full by June 30, 2025.

14.	Subsequent Events

Management has evaluated events subsequent to the year ended June 30, 2025, up to August 13, 2025, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On July 7, 2025, the Company completed the acquisition of 100% of the issued and outstanding shares of common stock of Pacific Sun Packaging Inc., a California-based custom information technology packaging company (“Pacific Sun”), for total consideration of $1,148,000 in cash and a potential earnout of up to $250,000, payable to the stockholder of Pacific Sun. This earnout is contingent upon Pacific Sun achieving $1,145,915 in revenue over the 12-month period following closing. The Company acquired a 10% minority interest in Pacific Sun through the settlement of the $127,300 secured promissory note (referenced in Note 5)

On July 18, 2025, the Company acquired all of the membership interests of AGA Precision Systems LLC, a California-based company specializing in CNC machining operations, for $650,000 in cash. This acquisition is expected to enhance the Company's precision manufacturing capabilities. The Company is finalizing the purchase price allocation and fair value assessment of the acquired assets and liabilities, which will be disclosed in future financial statements in accordance with ASC 805, Business Combinations. The financial effects of this acquisition are not reflected in the financial statements for the quarter ended June 30, 2025, as the transaction occurred subsequent to the reporting period.

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

Results of Operations

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

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

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Marketing and Promotion	$117,923	$265,113	$(147,190)
Consulting Fees	$745,902	$558,316	$187,586
Office and Administration	$528,870	$280,800	$248,070
Professional Fees	$550,643	$91,996	$458,647
Investor Relations	$116,777	$97,565	$19,212
Research and Development	$99,108	$55,553	$43,555
Total operating expenses	$2,215,242	$1,356,216	$859,026
Other income (expense)[1]	$54,941	$259,184	$(204,243)
Net loss from continuing operation	$(2,160,301)	$(1,097,032)	$(1,063,269)
Basic and dilutive loss per common share- continuing operations	$(2.411)	$(86.215)	$83.805
Weighted average number of shares outstanding – basic and diluted	896,149	12,724

[1]	Other expenses relate to interest income, interest expense, unrealized fair value gain/loss on investment, realized loss on sale of investments, gain on the termination of the intangible asset and fair value gain/loss on derivative liability.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025, were $99,108, compared to $55,553 for the six months ended June 30, 2024, an increase of $43,555. Research and Development related to the Company’s spending on clinical validation studies. The increase in research and development was mainly driven by the Company continuously working on its research project of EL-22 and the costs of its Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the six months ended June 30, 2025 were $117,923, compared to $265,113 for the six months ended June 30, 2024, a decrease of $147,190. During the six months ended June 30, 2024, the Company engaged an investor relations agency, under a $125,000 agreement signed on January 5, 2024, to support external communications and investor engagement efforts. No comparable agreement was entered into during the six months ended June 30, 2025.

Office and Administrative Expenses

Office and Administration expenses for the six months ended June 30, 2025 were $528,870, compared to $280,800 for the six months ended June 30, 2024, an increase of $248,070. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the Company’s skincare business.

Consulting Fees

Consulting fees for the six months ended June 30, 2025 were $745,902, compared to $558,316 for the six months ended June 30, 2024, an increase of $187,586. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $300,000 (2024 – $27,072), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the six months ended June 30, 2025 were $550,643, compared to $91,996 for the six months ended June 30, 2024, an increase of $458,647. Professional fees comprise of legal, audit and accounting services. The increase during 2025, was primarily due to an increase in audit, legal and accounting services given the Company’s corporate restructuring, business acquisition due diligence, and financing efforts conducted during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Investor Relations

Investor relations expenses for the six months ended June 30, 2025 were $116,777, compared to $97,565 for the six months ended June 30, 2024, an increase of $19,212. The increase is primarily attributable to an increase in public relations and media coverage expenses during the first six months.

Other income (expense)

Other income (expense) for the six months ended June 30, 2025 amounted to a net income of $54,941, compared to net income of $259,184 for the six months ended June 30, 2024, representing an unfavorable variance of $204,243. The variance was primarily driven by a realized loss on investments of $371,494 in the six months ended June 30, 2025, whereas no such losses were recognized in the prior period. Additionally, the comparative period included a $301,803 fair value gain on derivative liabilities, which did not recur in the current quarter. Partially offsetting these declines, the Company recognized a $129,613 gain on the termination of an intangible asset, an unrealized gain of $238,899 on investments and an interest income of $65,383, compared to only $150 in the prior year. Interest expense also declined to $10,474 from $42,769, reflecting lower financing costs during the six months ended June 30, 2025.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2025

In January 2025, the Company sold its skincare business, which had previously contributed to the financial results of the Company. The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change
Marketing and Promotion	$82,329	$133,597	$(51,268)
Consulting Fees	$198,345	$179,843	$18,502
Office and Administration	$319,839	$148,341	$171,498
Professional Fees	$284,175	$48,706	$235,469
Investor Relations	$46,827	$5,987	$40,840
Research and Development	$66,675	$34,824	$31,851
Total operating expenses	$1,013,518	$556,242	$457,276
Other income (expense)[1]	$434,028	$3,331	$430,697
Net loss from continuing operation	$(579,490)	$(552,911)	$(26,579)
Basic and dilutive loss per common share- continuing operations	$(0.466)	$(42.303)	$41.837
Weighted average number of shares outstanding – basic and diluted	1,243,720	13,070

[1]	Other expenses relate to interest income, interest expense, unrealized fair value gain/loss on investment, realized loss on sale of investments, and fair value gain/loss on derivative liability.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 were $66,675, compared to $34,824 for the three months ended June 30, 2024, an increase of $31,851. Research and Development related to the Company’s spending on clinical validation studies. The increase in research and development is mainly driven by the company continuously working on the research project of EL-22 and the costs of the Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the three months ended June 30, 2025 were $82,329, compared to $133,597 for the three months ended June 30, 2024, a decrease of $51,268. During 2024, the Company engaged an investor relations agency under a $125,000 agreement signed on April 26, 2024, to support external communications and investor engagement efforts. No comparable agreement was entered into during the three months ended June 30, 2025.

Office and Administrative Expenses

Office and Administration expenses for the three months ended June 30, 2025 were $319,839, compared to $148,341 for the three months ended June 30, 2024, an increase of $171,498. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the skincare business.

Consulting Fees

Consulting fees for the three months ended June 30, 2025, were $198,345, compared to $179,843 for the three months ended June 30, 2024, an increase of $18,502. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity.. The increase was primarily driven by higher fees under the GB Capital and Northstrive agreements. These increases were partially offset by lower external consulting expenses, as no comparable services were incurred during the current period.

Professional Fees

Professional fees for the three months ended June 30, 2025, totaled $284,175, an increase of $235,469 compared to $48,706 for the same period in 2024. Professional fees comprise of legal, audit and accounting services. The increase during 2025, is primarily due to an increase in audit, legal and accounting services given the corporate restructuring, business acquisition due diligence, and financing efforts conducted compared to 2024.

Investor Relations

Investor relations expenses for the three months ended June 30, 2025 were $46,827, compared to $5,987 for the three months ended June 30, 2024, representing an increase of $40,840. The increase is primarily attributable to an increase in public relations and media coverage expenses during the current quarter.

Other income (expense)

Other income (expense) for the three months ended June 30, 2025 resulted in net income of $434,028, compared to $3,331 for the same period in 2024, representing a favorable variance of $430,697. The increase was primarily attributable to a realized gain on investments of $95,184, an unrealized gain of $299,303 on investments, and interest income of $36,527 recognized in the current period, none of which were recorded in the comparative period. Additionally, the comparative period included $23,597 in interest expense, which did not recur in the current quarter. These increases were partially offset by a $26,864 gain on derivative liabilities recognized in the comparative period.

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

As of June 30, 2025, we had cash of $5,682,628 and as of December 31, 2024, we had cash of $3,984,453. The increase between December 31, 2024 and June 30, 2025 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities. As of June 30, 2025 and December 31, 2024, the Company had a net working capital of $6,976,543 and $4,251,867, respectively, and has an accumulated deficit of $15,440,437 and $13,269,627, respectively. Furthermore, for the six months ended June 30, 2025, and 2024, the Company incurred a net loss of $2,170,810 and $2,809,741, respectively, and used $2,693,714 and $3,104,757, respectively, of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company believes it has sufficient funds to continue current operations for at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements. The Company may seek to raise additional capital to accelerate the execution of management’s plans as disclosed above.

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

The following table provides selected financial data as of June 30, 2025, and December 31, 2024, respectively (excluding assets and liabilities held for sale).

	June 30, 2025	December 31, 2024	Change
Current assets	$7,302,844	$4,858,193	$2,444,651
Current liabilities	$326,301	$1,250,218	$(923,917)
Working capital	$6,976,543	$3,607,975	$3,368,568

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change
Cash used in operating activities	$(2,518,947)	$(1,191,850)	$(1,327,097)
Cash used in investing activities	$(18,479)	$(112,320)	$93,841
Cash provided by financing activities	$4,410,768	$-	$4,410,768

Cash Flow from Operating Activities

For the six months ended June 30, 2025, net cash flows used in operating activities was $2,518,947, compared to $1,191,850 used during the six months ended June 30, 2024, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2025 and 2024, we used $18,479 and $112,320, respectively, in investing activities. In 2025, the Company made strategic investments in publicly traded companies of $995,100 and advanced $127,300 under a short-term promissory note agreement. These outflows were offset by proceeds from the sale of investments of $1,109,921. In addition, the Company paid $6,000 towards the purchase of intangible assets, compared to $112,320 during the six-months ended June 30, 2024.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, we had cash flow provided by financing activities of $4,410,768, compared to $Nil in the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company raised $1,245,306 through the issuance of common stock and prefunded warrants, $1,698,058 through the exercise of Series A warrants and $1,467,583 through the sale of shares of common stock pursuant to that certain At-the-Market Sales Issuance Agreement.

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

During the six months ended June 30, 2025 and 2024, the Company recorded ($42,996) and $10,484, respectively, in share-based compensation expense, of which $36,604 and ($79,600), and $31,781 and ($21,297), respectively, is included in office and administration and discontinued operations, respectively. Within discontinued operations for six months ended June 30, 2025 and 2024, ($73,768) and ($5,832), and ($23,876) and $2,579, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2025 and the year ended 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Other than the following transactions, there have been no sales of unregistered equity securities which took place in the fiscal quarter beginning on April 1, 2025 to June 30, 2025 that we have not previously disclosed in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

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

The sales of the shares set forth in Part II, Item 2(a) of this Quarterly Report were deemed exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Not applicable.

(c) The following table provides information with respect to repurchases of our Common Stock during each month of the quarter ended June 30, 2025.

Issuer Purchases of Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	-	$-	-	$-
May 1, 2025 - May 31, 2025	-	$-	-	$-
June 1, 2025 - June 30, 2025	-	$-	-	$-
Total	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
10.1#	Amendment No. 2 to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman by and between the Company and Northstrive Companies Inc. (included as Exhibit 10.1 in the Form 8-K/A filed with the SEC on April 8, 2025 and incorporated herein by reference).
10.2#	Amendment No. 2 to the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer by and between the Company and GB Capital Ltd dated April 3, 2025 (included as Exhibit 10.2 in the Form 8-K/A filed with the SEC on April 8, 2025.
10.3	Form of At-the-Market Issuance Sales Agreement between the Company and Univest Securities, LLC dated April 24, 2025 (included as Exhibit 10.1 to the Form 8-K filed with the SEC on April 24, 2025 and incorporated herein by reference).
10.4	Secondment Agreement between the Company and Northstrive Companies Inc. dated May 7, 2025 (included as Exhibit 10.1 to the Form 8-K filed with the SEC on May 13, 2025 and incorporated herein by reference).
10.5†	Second Amendment to License Agreement between Northstrive Biosciences Inc. and MOA Life Plus Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference).
10.6†	Binding term sheet between Northstrive Biosciences Inc. and Modulant Bioscience LLC (included as Exhibit 10.2 to the Form 8-K filed with the SEC on May 16, 2025 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.

†	Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: August 13, 2025	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)