Form 10-Q
period 2025-09-30
PMGC Holdings Inc.
filed 2025-11-14
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

As of November 10, 2025, there were 744,121 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

For the quarterly periods ended September 30, 2025, and 2024

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollar)

As of:	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$7,700,562	$3,984,453
Receivables, net	271,492	5,276
Prepaids and deposits	770,098	868,464
Inventory	128,469	-
Other receivables	97,940	-
Investment in securities- current	804,070	-
Assets held for sale	-	1,192,808
Total Current Assets	9,772,631	6,051,001

Operating lease right-of-use-assets	1,243,742
Investment in securities-noncurrent	-	139,084
Property and equipment, net	413,446	1,087
Intangibles, net	2,548,664	2,801,993
Goodwill	959,535	-
TOTAL ASSETS	$14,938,018	$8,993,165
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$553,879	$481,001
Due to related parties	486,848	419,217
Current portion of consideration payable	315,865	350,000
Current portion of operating lease liability	229,229	-
Derivative liabilities	681,818	-
Convertible debt	3,194,053	-
Liabilities held for sale	-	548,916
Total Current Liabilities	5,461,692	1,799,134

Operating lease liability	985,671	-
Consideration payable	-	534,467
TOTAL LIABILIITES	$6,447,363	$2,333,601
Commitments and Contingencies

EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and Nil shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	637	-
Common stock, $0.0001 par value, 2,000,000,000 shares authorized; 744,121 and 125,421 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively (1)	74	12
Additional paid-in capital	26,525,454	19,929,516
Accumulated other comprehensive income	(753)	(337)
Accumulated deficit	(18,034,757)	(13,269,627)
TOTAL EQUITY	8,490,655	6,659,564
TOTAL LIABILITIES AND EQUITY	$14,938,018	$8,993,165

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the subsequent 1-for-7 reverse stock split that became effective March 10, 2025, and the 1 for 3.5 reverse stock split that became effective on September 2, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-4,900. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three and Nine months ended September 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024

Revenue	285,948	-	285,948	-
Total revenue	285,948	-	285,948	-

Cost of Goods Sold	207,918	-	207,918	-
Gross margin	78,030	-	78,030	-

Operating expenses
Depreciation and amortization	35,284	136	36,389	412
Marketing and promotion	64,484	11,258	182,407	276,371
Consulting fees	621,103	226,104	1,367,005	784,420
Office and administrative	726,543	167,074	1,255,413	447,874
Professional fees	389,111	174,437	939,754	266,433
Investor relations	44,380	36,862	161,157	134,427
Research and development	15,000	4,098	114,108	59,651
Repairs and maintenance	312,579	-	312,579	-
Foreign exchange (gain) loss	4,174	(991)	3,677	990
Travel and entertainment	64,273	6,637	119,684	11,253
Total operating expenses	$2,276,931	625,615	4,492,173	1,981,831

Net loss from continuing operations before other income (expense)	$(2,198,901)	(625,615)	(4,414,143)	(1,981,831)

Other income (expense)
Finance cost	(179,479)	-	(179,479)	-
Change in fair value of derivative liabilities	-	65,474	-	367,277
Gain on the termination of intangible assets	-	-	129,613	-
Interest income	24,406	95	89,789	245
Interest expense	(17,401)	(641,807)	(27,877)	(684,576)
Dividend income	5,775	-	8,791	-
Other Income	5,914	-	5,914	-
Realized gain (loss) on investments	(25,871)	-	(397,365)	-
Unrealized gain (loss) on investments	(230,461)	-	8,438	-
Net loss from continuing operations	$(2,616,018)	(1,201,853)	(4,776,319)	(2,298,885)

Loss from discontinued operations (Note 4)	21,698	(299,404)	11,189	(2,012,113)
Total net loss	(2,594,320)	(1,501,257)	(4,765,130)	(4,310,998)
Other comprehensive income (loss)
Currency translation adjustment	469	(1,014)	(416)	26
Total comprehensive loss	$(2,593,851)	(1,502,271)	(4,765,546)	(4,310,972)

Basic and diluted loss per share
Continuing operations	$(4.950)	(265.779)	(13.731)	(589.609)
Discontinued operations	$0.041	(66.211)	0.032	(516.059)
Weighted average shares outstanding(1)	528,472	4,522	347,847	3,899

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the subsequent 1-for-7 reverse stock split that became effective March 10, 2025, and the 1 for 3.5 reverse stock split that became effective on September 2, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-4,900. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine months ended September 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares #	Amount $	Number of shares #	Amount $	paid-in capital $	Accumulated deficit $	comprehensive income $	Total $

Balance, June 30, 2024(1)	3,857	-	-	-	12,472,025	(9,833,631)	1,242	2,639,636
Issued and issuable shares for acquisition of intangible assets	125	-	-	-	-	-	-	-
Issued pursuant to public offering	5,831	1	-	-	7,044,999	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	265	-	-	-	325,819	-	-	325,819
Share-based compensation	-	-	-	-	47,038	-	-	47,038
Net loss for the period	-	-	-	-	-	(1,501,257)	-	(1,501,257)
Currency translation adjustment	-	-			-	-	(1,014)	(1,014)
Balance, September 30, 2024(1)	10,078	1	-	-	19,889,881	(11,334,888)	228	8,555,222

Balance, June 30, 2025(1)	422,165	42	6,372,874	637	24,490,155	(15,440,437)	(1,222)	9,049,175
Issuance of common stock under ATM program	18,358	2	-	-	204,519	-	-	204,521
Exercise of replacement warrants	236,545	23	-	-	1,511,420	-	-	1,511,443
Issuance of commitment shares of ELOC	56,700	6	-	-	306,174	-	-	306,180
Issuance of Pre-Delivery shares of ELOC	10,300	1			6	-		7
Round-up shares due to the stock split	53	-			-	-		-
Share-based compensation	-	-	-	-	13,180	-	-	13,180
Net loss for the period	-	-	-	-	-	(2,594,320)	-	(2,594,320)
Currency translation adjustment	-	-	-	-	-	-	469	469
Balance, September 30, 2025	744,121	74	6,372,874	637	26,525,454	(18,034,757)	(753)	8,490,655

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the subsequent 1-for-7 reverse stock split that became effective March 10, 2025, and the 1 for 3.5 reverse stock split that became effective on September 2, 2025. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-4,900. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine months ended September 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares #	Amount $	Number of shares #	Amount $	paid-in capital $	Accumulated deficit $	comprehensive income $	Total $

Balance, January 1, 2024(1)	3,538	-	-	-	10,850,764	(7,023,890)	202	3,827,076
Issued and issuable shares for acquisition of intangible assets	444	-	-	-	1,610,778	-	-	1,610,778
Issued pursuant to public offering	5,831	1	-	-	7,044,999	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	265	-	-	-	325,819	-	-	325,819
Share-based compensation	-	-	-	-	57,521	-	-	57,521
Net loss for the period	-	-	-	-	-	(4,310,998)	-	(4,310,998)
Currency translation adjustment	-	-	-	-	-	-	26	26
Balance, September 30, 2024	10,078	1	-	-	19,889,881	(11,334,888)	228	8,555,222

Balance, January 1, 2025	125,421	12	-	-	19,929,516	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	3,554	-	-	-	43,535	-	-	43,535
Exercise of Series A Warrants	39,565	4	-	-	1,698,054	-	-	1,698,058
Issued pursuant to the registered direct offering	36,899	4	-	-	1,245,302	-	-	1,245,306
Repurchase of shares and warrants	(12)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	78	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	47,230	5	-	-	(5)	-	-	-
Issuance of common stock under ATM program	187,843	19	-	-	1,672,085	-	-	1,672,104
Exercise of replacement warrants	236,543	23	-	-	1,511,420	-	-	1,511,443
Issuance of commitment shares of ELOC	56,700	6	-	-	306,174	-	-	306,180
Issuance of Pre-Delivery shares of ELOC	10,300	1	-	-	6	-	-	7
Share-based compensation	-	-	-	-	(29,817)	-	-	(29,817)
Net loss for the period	-	-	-	-	-	(4,765,130)	-	(4,765,130)
Currency translation adjustment	-	-	-	-	-	-	(416)	(416)
Balance, September, 2025	744,121	74	6,372,874	637	26,525,454	(18,034,757)	(753)	8,490,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

	September 30, 2025	September 30, 2024
Operating activities
Net loss	$(4,765,130)	$(4,310,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,906	9,715
Finance cost	179,479	-
Share-based compensation	(29,817)	57,521
Straight-line rent expense	(30,633)	(2,069)
Change in fair value of derivative liabilities	-	(367,277)
Non-cash interest expense	27,081	671,578
Research and development costs for intangible assets	14,358	61,019
Gain on termination of intangible asset	(129,613)	-
Loss on the sale of Skincare	39,676	-
Realized loss on sale of investments	397,365	-
Unrealized gain on investments	(8,438)	-

Changes in operating assets and liabilities:
Receivables	(81,811)	8,266
Prepaid expenses and deposits	194,882	283,722
Inventory	124,497	(490,754)
Accounts payable and accrued liabilities	265,541	383,119
Customer deposits	(20,496)	2,890
Due to related parties	(397,728)	206,833
Cash flows used in operating activities[1]	$(4,183,881)	$(3,486,435)

Investing activities
Purchase of equipment	(95,594)	(9,160)
Purchase of investments	(1,564,059)	-
Proceeds from sale of investments	1,246,228	-
Issuance of promissory note	(127,300)	-
Purchase of intangible assets	(6,000)	(162,320)
Net cash paid in business combinations	(1,669,787)	-
Cash flows used in investing activities[1]	$(2,216,512)	$(171,480)

Financing activities
Exercise of Series A warrants, net	1,698,058	-
Proceeds from the registered direct offering, net	1,245,306	-
Proceeds from issuance of common stock and warrants, net	-	6,993,059
Proceeds from issuance of Notes, net	-	914,442
Repayment of Notes	-	(1,150,000)
Repurchase of shares and warrants	(179)	-
Issuance of common stock under ATM agreement, net	1,672,104	-
Exercise of replacement warrants, net	1,511,443	-
Proceeds from the initial Pre-Paid Purchase of ELOC, net	3,990,007	-
Cash flows provided by financing activities	$10,116,739	$6,757,501

Effect of exchange rate changes on cash	(237)	(767)

Increase(decrease) in cash	3,716,109	3,098,819
Cash, beginning of period	3,984,453	3,326,851
Cash, ending of period	$7,700,562	$6,425,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025, and 2024

(Unaudited - Expressed in United States dollars)

Supplemental cash flow information:
Cash paid for interest	$14,389	$23,248
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	43,535	1,610,778
Shares received as proceeds for the sale of Skincare	728,550	-
Series B preferred shares issues to settle accrued bonus liability	150,000	-
Consideration payable settled through termination of the agreement	894,151	-
Commitment shares on the ELOC	306,180	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1.	Organization and nature of operations

PMGC Holdings Inc. (formerly Elevai Labs Inc.) (“PMGC”) was incorporated under the laws of the State of Delaware on June 9, 2020. During 2024, PMGC completed a reorganization that included a name change and redomiciling from Delaware to Nevada. PMGC and its 100% owned subsidiaries, PMGC Research Inc. (formerly Elevai Research Inc) (“PMGC Research”), PMGC Impasse Corp (formerly Elevai Skincare Inc.), Northstrive Biosciences Inc. (formerly Elevai Biosciences, Inc), PMGC Capital LLC, Pacific Sun Packaging Inc.(“Pacific Sun”) and AGA Precision Systems LLC (“AGA”), are collectively referred to in these consolidated financial statements as “the Company.”

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

On November 27, 2024, the Company completed a reverse stock split on a ratio of two hundred old shares of common stock for every one new post reverse split share of common stock. On March 10, 2025, the Company completed a second reverse stock split on a ratio of seven (7) shares of common stock for every one new post second reverse split common stock. On September 2, 2025, the Company completed a third reverse stock split of its common stock on a ratio of 3.5 common stock for every one new post third reverse split common stock. All current and comparative references to the number of common stock, warrants, options, weighted average number of common stock, and loss per share have been retrospectively adjusted to give effect to these reverse stock splits. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-4,900.

On December 31, 2024, PMGC and Skincare entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which PMGC agreed to sell, and the unrelated third party agreed to purchase, PMGC’s skincare business. The sale of the skincare business closed on January 16, 2025. In accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations”, the assets and liabilities and the results of operations of the skincare business have been presented in these unaudited condensed consolidated financial statements as assets and liabilities held for sale and discontinued operations. The Company also retrospectively adjusted the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024, to reflect discontinued operations separately from continuing operations (Note 4).

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

As part of its diversification and growth strategy, the Company completed the following acquisitions during the third quarter of 2025:

●	On July 7, 2025, the Company completed the acquisition of Pacific Sun Packaging Inc., a California-based custom IT packaging company (Note 5).

●	On July 18, 2025, the Company acquired AGA Precision Systems LLC, a California-based CNC machining company (Note 5).

PMGC currently manages and operates a diverse portfolio of five wholly owned subsidiaries:

●	Northstrive BioSciences Inc. – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Research Inc. – PMGC Research is based in Canada and is currently dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation.

●	PMGC Capital LLC – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	Pacific Sun Packaging Inc.- a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

2.	Going Concern

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

As of September 30, 2025, and December 31, 2024, the Company had a net working capital of $4,310,939 and $4,251,867, respectively, and has an accumulated deficit of $18,034,757 and $13,269,627, respectively. Furthermore, for the nine months ended September 30, 2025, and 2024, the Company incurred a net loss of $4,765,130 and $4,310,998, respectively and used $4,183,881 and $3,486,435, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The assessment of whether the going concern assumption is appropriate requires management to take into account all available information about the future, which is at least, but not limited to, twelve (12) months from the date the financial statements are issued. The Company is aware that material uncertainties related to events or conditions may cast substantial doubt upon the Company’s ability to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2024, and 2023. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2025.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Research, Skincare, BioSciences, PMGC Capital, Pacific Sun and AGA. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the purchase consideration transferred is measured at fair value on the acquisition date and allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess of the purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill.

Acquisition-related costs (such as legal, due diligence, and advisory fees) are expensed as incurred and presented within general and administrative expenses in the consolidated statements of operations.

Contingent consideration, if any, is recorded at fair value on the acquisition date and subsequently remeasured at each reporting period, with changes in fair value recognized in earnings in accordance with ASC 805-30-35 and ASC 450, Contingencies.

During the third fiscal quarter of 2025, the Company completed two acquisitions—Pacific Sun Packaging Inc. and AGA Precision Systems LLC—which were accounted for under ASC 805. The initial purchase price allocations are preliminary and subject to adjustment upon completion of final valuation analyses (Note 5).

Goodwill and Intangible Assets

Goodwill arising from business combinations represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or circumstances indicate that the carrying amount may not be recoverable, in accordance with ASC 350, Intangibles – Goodwill and Other.

Goodwill recognized from the 2025 acquisitions of Pacific Sun Packaging Inc. and AGA Precision Systems LLC primarily reflects expected synergies, operational efficiencies, workforce know-how, and future growth opportunities within the Company’s manufacturing segment.

Identifiable intangible assets acquired in business combinations are recorded at fair value as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives. The Company’s current classes and estimated useful lives are as follows:

Intangible asset	Estimated useful life
Customer relationship	12 to 15 years
Brand	5 years
Backlog	1 year

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to receive.

For Pacific Sun Packaging Inc., revenue is recognized at a point in time upon shipment or delivery, as control transfers to the customer at that stage. For AGA Precision Systems LLC, revenue from CNC machining and precision component manufacturing is recognized over time using an input method based on labor hours or materials consumed, as the Company’s performance creates an asset that has no alternative use and there is an enforceable right to payment for performance completed to date. The revenue recognition policies for PMGC’s other subsidiaries remain unchanged.

Inventory

Inventory entirely consists of IT packaging purchased and sold by Pacific Sun as finished goods. Inventory is stated at the lower of cost or net realizable value. Cost is determined using the Frist in First out (FIFO) method. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. To assess the need for an allowance due to obsolescence or a decline in net realizable value, management evaluates inventory aging in conjunction with expected future sales and compares the cost of inventory to its net realizable value. If the carrying amount exceeds net realizable value, an allowance is recorded to write down the inventory to its estimated net realizable value.

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

New Accounting Standards

Recently Adopted Accounting Standards

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“Topic 820”). The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

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

ASU 2023-07 includes a requirement to disclose significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”)   and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and assets disclosures. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods for the interim period beginning on January 1, 2025. Adoption of ASU 2023-07 did not have a material impact on the Company’s financial statement.

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the FASB on the Company's unaudited condensed consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements

4.	Assets and liabilities held for sale and discontinued operations

Pursuant to the Asset Purchase Agreement, the Company agreed to sell its skincare business for (i) 1,267,040 shares of common stock of the buyer, having a market value of $728,550 at the closing of the agreement; (ii) buyer’s assumption of certain liabilities; and, (iii) $56,525 in cash, to be paid upon the sale of specified inventory existing as of the consummation of this transaction (the “Closing”).

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

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Revenue	$-	$527,477	$152,381	$1,747,570
Cost of goods sold	-	133,578	30,530	468,763
Gross profit	$-	$393,899	$121,851	$1,278,807

Expenses
Depreciation and amortization	-	2,549	517	7,367
Marketing and promotion	-	83,255	6,924	932,670
Consulting fees	-	9,357	-	32,610
Office and administrative	83	386,733	54,958	1,648,498
Professional fees	-	75,453	50,460	321,521
Investor relations	-	-	-	7,057
Research and development	-	91,162	16,921	209,135
Foreign exchange (gain) loss	-	1,868	1,875	670
Travel and entertainment	-	37,746	10,726	149,359
Total expenses	$83	$688,123	$142,381	$3,308,887

Other income (expense)
Other income	21,781	1,343	71,395	36,066
Interest expense	-	(6,523)	-	(18,099)
Loss on the sale of Skincare	-	-	(39,676)	-
Net income (loss) from discontinued operations	$21,698	$(299,404)	$11,189	$(2,012,113)

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

The following represents the cash flows from operating and investing activities of discontinued operations for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Cash flows used in operating activities	$(153,069)	$(2,241,712)
Cash flows used in investing activities	-	(9,160)

5.	Business combinations

Pacific Sun Packaging Inc.

On July 7, 2025, the Company completed the acquisition of 100% of the outstanding shares of common stock of Pacific Sun Packaging Inc., a California corporation specializing in custom antistatic and high-precision protective packaging for electronic and IT hardware components (“Pacific Sun”). As consideration for the acquisition, the Company paid cash of $1,020,700 and settled an outstanding promissory note of $128,294 (Note 6). The Company also agreed to a contingent earn-out payable up to a maximum of $250,000 if sales during the 12-month period following the acquisition equal or exceed $1,145,915 (the “Earn-out Target”). The earn-out payable will be reduced on a proportional basis if the Earn-out Target is not reached, with no amount payable if sales during the 12-month period following the acquisition are equal to or below $458,366. In connection with the acquisition, the Company agreed to pay retention bonuses for past services to the remaining employees of the Company. The working capital target of the acquired business was set at $260,000 and the difference of $114,969, as agreed between the parties, is accounted for as a working capital adjustment as part of the total consideration.

The acquisition was accounted for under ASC 805, Business Combinations, with PMGC Holdings Inc. identified as the acquirer.

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date, determined with assistance from an independent valuation specialist.

The resulting allocation is summarized below:

Cash	$1,020,700
Promissory note and interest	128,294
Sign on bonus	130,000
Earn out payment payable	196,072
Working capital adjustment	114,969
Total consideration	$1,590,035

Net assets (liabilities) acquired of the Company:
Cash	$108,507
Receivables, net	130,893
Prepaid expenses and deposits	14,949
Inventory	230,000
Property and equipment	9,060
Intangible - customer relationships	230,000
Intangible – brand name	140,000
Accounts payable and accrued liabilities	(33,009)
Total net assets (liabilities)	$830,400

Goodwill	$759,635

Goodwill recognized primarily reflects expected synergies from integrating Pacific Sun’s operations and workforce and is not expected to be deductible for tax purposes. The results of Pacific Sun’s operations are included in the consolidated financial statements beginning July 7, 2025.

AGA Precision Systems LLC

On July 18, 2025, the Company acquired 100 percent of the membership interests of AGA Precision Systems LLC (“AGA”), for $650,000 in cash. AGA is a California-based high-tolerance CNC machining company serving the aerospace, defense, and industrial sectors. The seller entered into a five-year non-compete and non-solicitation agreement as part of the transaction. The working capital target of the acquired business was set at $nil and the difference of $228,174, as agreed between the parties, is accounted for as a working capital adjustment as part of the total consideration.

The acquisition was accounted for as a business combination under ASC 805, and the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as determined by an independent valuation specialist. The allocation is summarized below:

Cash	$650,000
Working capital adjustment	228,174
Total consideration	$878,174

Net assets (liabilities) acquired of the Company:
Cash	$22,406
Receivables, net	188,117
Prepaid expenses and deposits	38,188
Property and equipment	328,000
Intangible - Customer Relationships	102,100
Intangible - Backlog	20,000
Accounts payable and accrued liabilities	(20,537)
Total net assets (liabilities)	$678,274

Goodwill	$199,900

Goodwill represents the assembled workforce and expected operating synergies and is not expected to be deductible for income-tax purposes. The results of AGA’s operations are included in the consolidated financial statements beginning July 18, 2025.

6.	Short term loan receivable

On May 30, 2025, the Company entered into a secured promissory note agreement with an individual, pursuant to which the Company loaned $127,300 to the borrower. The note incurred interest at a variable rate equal to the U.S. prime rate as published in the Wall Street Journal (7.5%), with interest computed on the basis of a 365-day year and actual days elapsed. The entire principal amount, together with accrued and unpaid interest, was due and payable on or before September 30, 2025.

On July 7, 2025, the outstanding principal and accrued interest totaling $128,294 was fully settled through the transfer of a 10% equity interest in Pacific Sun to the Company. The loan settlement was effected as part of the Company’s acquisition of all outstanding equity interests of Pacific Sun Packaging Inc. (Note 5).

7.	Receivables

As of September 30, 2025, and December 31, 2024, receivables consisted of trade receivables of $271,492 and $5,276, respectively. As of September 30, 2025, and December 31, 2024, the Company recognized credit losses of $nil.

8.	Prepaids and Deposits

As of September 30, 2025, and December 31, 2024, prepaid and deposits consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid expenses	$660,012	$867,420
Deposits	110,086	1,044
	$770,098	$868,464

9.	Inventory

As of September 30, 2025, and December 31, 2024, inventory consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$128,469	$-
	$128,469	$-

Cost of inventory recognized as expense in cost of sales for the nine ended September 30, 2025 and 2024, totaled $123,078 and $nil, respectively. As at September 30, 2025 and December 31, 2024, the Company recorded an allowance for inventory of $nil

10.	Investment in securities

The Company’s investments consist of publicly traded equity securities, warrants and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the nine months ended September 30, 2025 and year ended December 31, 2024:

	Public Company Investments	Private Company Investment	Convertible Debenture and Warrants	Total
Balance, December 31, 2023	$-	-	-	-
Purchases	-	139,084	-	139,084
Balance, December 31, 2024	$-	139,084	-	139,084
Purchases	$1,439,059	-	125,000	1,564,059
Transfer	139,084	(139,084)	-	-
Acquired in the sale of Skincare business	728,550	-	-	728,550
Proceeds on sale	(1,246,228)	-	-	(1,246,228)
Interest income	-	-	7,532	7,532
Conversion of debenture	132,532		(132,532)	-
Realized loss	(397,365)	-	-	(397,365)
Unrealized gain (loss)	(18,932)	-	27,370	8,438
Balance, September 30, 2025	$776,700	-	27,370	804,070

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2025, in accordance with the fair value hierarchy of ASC 820:

Fair Value Measurement Using:	Level 1	Level 2	Level 3	Total
Equity securities	$776,700	–	–	776,700
Warrants	-	27,370	–	27,370
Total	$776,700	27,370	–	804,070

11.	Property and equipment

	Computers	Machinery & Equipment	Office equipment	Leasehold improvement	Total

Cost
Balance, December 31, 2023	$2,820	-	-	-	2,820
Foreign currency translation	(219)	-	-	-	(219)
Balance, December 31, 2024	$2,601	-	-	-	2,601
Business combinations	-	337,060	-	-	337,060
Additions	21,303	22,426	16,445	35,420	95,594
Foreign currency translation	3	-	-	-	3
Balance, September 30, 2025	$23,907	359,486	16,445	35,420	435,258

Accumulated depreciation
Balance, December 31, 2023	$1,079	-	-	-	1,079
Depreciation	546	-	-	-	546
Foreign currency translation	(111)	-	-	-	(111)
Balance, December 31, 2024	$1,514	-	-	-	1,514
Depreciation	1,562	17,789	475	496	20,322
Foreign currency translation	(24)	-	-	-	(24)
Balance, September 30, 2025	$3,052	17,789	475	496	21,812

Net book value
December 31, 2024	$1,087	-	-	-	1,087
September 30, 2025	$20,855	341,697	15,970	34,924	413,446

12.	Intangible assets and consideration payable

	License # 1	License # 2 (IPR&D asset)	Customer relationship	Brand	Backlog	Total
Cost:
Balance, December 31, 2024	$861,452	2,023,097	-	-	-	2,884,549
Additions	-	49,535	-	-	-	49,535
Business combinations	-	-	332,100	140,000	20,000	492,100
Termination of agreement	(861,452)	-	-	-	-	(861,452)
Balance, September 30, 2025	$-	2,072,632	332,100	140,000	20,000	2,564,732

Accumulated amortization:
Balance, December 31, 2024	$82,556	-	-	-	-	82,556
Additions	14,358	-	5,361	6,597	4,110	30,426
Termination of agreement	(96,914)	-	-	-	-	(96,914)
Balance, September 30, 2025	$-	-	5,361	6,597	4,110	16,068

Net book value:
December 31,2024	$778,896	2,023,097	-	-	-	2,801,993
September 30, 2025	-	2,072,632	326,739	133,403	15,890	2,548,664

On January 15, 2024, the Company entered into a license agreement with a biotechnology company to use the biotechnology company’s proprietary technology and process to assist in formulating stem cells (the license granted under this license agreement, “License # 1”). The term of License # 1 is 10 years and has a purchase price of $1,000,000. The payments structure for License #1 is as follows:

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

Consideration payable

Consideration payable – undiscounted	$1,000,000
Discount on initial recognition	(138,548)
Fair value on initial recognition	$861,452

Paid in cash	(50,000)
Accretion	73,015
Balance, December 31, 2024	$884,467
Accretion	9,684
Termination of agreement	(894,151)
Balance, September 30, 2025	$-

As a result of the termination, the Company derecognized the associated intangible asset and the related consideration payable, recognizing a gain of $129,613 in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

On April 30, 2024, the Company entered into an exclusive license agreement with a pharmaceutical company granting the Company rights to develop, manufacture, and commercialize licensed products (the license granted under this license agreement, “License # 2”). The Company has classified License # 2 as an intellectual property research and development (“IPR&D”) asset resulting in only the acquisition costs plus any transaction costs to be capitalized upon acquisition. The research and development project associated with License # 2 is not yet complete and as a result the Company has not yet determined the useful life of the IPR&D asset.

The Company paid consideration of $400,000 and 194 shares of common stock with a value of $492,850   to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date, resulting in a fair value discount adjustment of $173,100 on the value of the shares of common stock issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in shares of common stock paid to a consultant who assisted in acquiring License # 2. The shares of common stock to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common stock issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

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

The consultant who assisted in acquiring License # 2 is to receive 500 shares in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License # 2 as follows:

●	May 3, 2024: 125 shares (issued)

●	August 1, 2024: 125 shares (issued)

●	November 1, 2024: 125 shares (issued)

●	February 2, 2025: 125 shares (issued)

The cost of License # 2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

On March 21, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2, expanding the licensed fields in the exclusive license agreement to include all uses in animal health, including all applications as a feed additive. The Company paid $6,000 and issued 3,428 shares of common stock to the pharmaceutical company in consideration for entry into this first amendment to the exclusive license agreement regarding License # 2.

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

On May 12, 2025, the Company entered into a second amendment to an existing license agreement related to License # 2. The second amendment to the license agreement clarified the scope and terms of use within the animal health field. Key changes included clarification that certain provisions regarding (i) the exclusive license granted to the pharmaceutical company, (ii) milestone payment obligations of the Company, (iii) research and development obligations of the Company, (iv) recording obligations of the Company, (v) development data provisions, (vi) regulatory responsibilities of the Company, (vii) commercialization plan obligations of the Company, did not apply to licensing rights granted under the license agreement as the rights applied to the animal health field. The second amendment’s provisions also narrowed the Company’s payment obligations as to royalty payments on direct sales and a proportion of amounts received from sublicensees, as the payment related to the animal health field. There was no cost associated with the second amendment.

13.	Operating Leases

The Company’s subsidiaries, AGA and Pacific Sun, entered into non-cancelable operating leases for the office and warehouse spaces occupied to operate its business.

The Pacific Sun lease was executed on July 9, 2025, and the Company committed to monthly lease payments of $6,300 through June 30, 2026. Thereafter, monthly payments increase by 3% each year starting on July 1, 2026. The lease expires on June 30, 2030.

The AGA lease was executed on July 19, 2025, and the Company committed to monthly lease payments of $18,905 through August 31, 2026. Thereafter, monthly payments increase to $22,020 starting on September 1, 2026 and increase by 3% each year starting on September 1, 2027. The lease expires on August 31, 2029. The Company committed to paying common area maintenance cost which is currently $1,045 per month.

The Company used a discount rate of 8%, as the incremental cost of borrowing, to calculate the present value of the future lease payments and the resulting operating lease liabilities and right-of-use assets.

The Company recognized a total lease cost related to its non-cancelable operating leases of $75,390 for the nine months ended September 30, 2025, included in office and administrative expenses.

As of September 30, 2025, and December 31, 2024, the Company recorded a security deposit of $81,757   and $nil, associated with these operating leases.

Future minimum lease payments under the Company’s operating leases that have an initial non-cancelable lease term in excess of one year at September 30, 2025, are as follows:

As at September 30, 2025	Lease payments ($)
2025 (remaining three months)	$81,915
2026	320,234
2027	335,772
2028	345,456
2029	303,477
2030 and thereafter	42,534
Total future payments	$1,429,388
Less: imputed interest	(214,488)
Operating lease liabilities	$1,214,900

Operating lease liabilities-current	$229,229
Operating lease liabilities- non-current	$985,671

14.	Equity Line of Credit (“ELOC”) and convertible debt

On September 23, 2025, the Company entered into a securities purchase agreement, establishing an equity line of credit of up to $20,000,000 through one or more secured pre-paid purchases of the Company’s common stock (the “ELOC Agreement”). Under the ELOC Agreement, the Company may, from time to time, sell and issue common stock to the investor pursuant to individual pre-paid purchases, subject to the terms and conditions of the ELOC Agreement. The Company issued 56,700 shares of common stock to the investor as a commitment fee for the first pre-paid purchase (Note 16). The Company also issued 10,300 shares of common stock as pre-delivery shares for the first pre-paid purchase. The investor may request the Company to issue and sell common stock to the investor as to the outstanding balance on the first pre-paid purchase at a pre-delivery purchase price of $0.0001 per share, subject to an aggregate pre-delivery purchase cap of $25,000 (Note 16). When all of the Company’s obligations under the ELOC Agreement are settled and after the commitment period has ended, the Company may repurchase any pre-delivery shares outstanding at a purchase price of $0.001 per share. The share issuances under the first pre-paid purchase are subject to a 9.99% beneficial ownership limitation.

On September 26, 2025, the Company consummated the first pre-paid purchase under the equity line of credit with a principal amount of $5,000,000, bearing interest at 8.5% per annum and maturing three years from issuance (the “convertible debt”). The instrument included an original-issue discount of $425,000 and a $30,000 transaction expense allowance; the initial purchase price received at closing was $4,545,000, with net cash proceeds of approximately $3,990,000 after placement and closing costs.

The principal and accrued interest is convertible at any time during the three-year term at the option of the investor, in whole or in part, at a price that equals 88% of the lowest VWAP during the 10 trading days preceding the applicable measurement date. If that calculated price is below the floor price of $1.058 per share, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

The Company is accounting for the convertible debt host contract under ASC 470-20 at amortized cost and has determined that the conversion option meets the definition of an embedded derivative liability which is separately accounted for at fair value in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives (Note 15).

A continuity of the amortized cost of the convertible debt host contract is as follows:

Convertible debt
Balance, January 1, 2025	$-
Principal	5,000,000
Fair value of embedded derivative liability	(681,818)
Allocation of original issue discount and issuance cost (1)	(1,136,701)
Accretion	6,669
Interest expense	5,903
Balance, September 30, 2025	$3,194,053

(1)	Total original issuance discount and issuance cost amounted to $1,316,180, of which $1,136,701 were allocated to the amortized cost of the convertible debt and $179,479 were allocated to the derivative liability and recorded as finance cost in the statement of operations.

15.	Derivative liabilities

Liability classified stock purchase warrants

On July 15, 2022, the Company issued 49 common stock purchase warrants with an exercise price of $9,895 as part of the conversion of promissory notes.

On November 21, 2023, the Company completed its initial public offering and issued sixteen (16) warrants (the “IPO warrants”). The IPO warrants are exercisable into one share of common stock of the Company at $19,600 per share and expire on November 21, 2028.

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

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(369,158)
Outstanding, December 31, 2024	$-
Change in fair value of derivative liabilities	-
Outstanding, September 30, 2025	$-

We determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and at subsequent period ends through December 31, 2024. Given the exercise price of these warrants compared to the fair market value of the Company’s shares, the value is deemed to be $nil.

As of September 30, 2025, the following warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
49	April 27, 2027	9,859
16	November 21, 2028	19,600
65		12,257

As of September 30, 2025, and December 31, 2024, the weighted average life of derivative liability warrants outstanding was 1.96 and 2.71 years, respectively.

Embedded derivative liabilities

The Company determined that the fair value of embedded derivative liability separated from the convertible debt host contract, issued in connection with the ELOC Agreement (Note 14), had an initial fair value of $681,818, calculated on the initial recognition date of September 26, 2025. There was no significant change in the fair value from initial recognition to September 30, 2025.

We determined the derivative liability to be a Level 3 fair value measurement and used a Binomial Option Pricing Model to calculate the fair value as of initial recognition and through September 30, 2025. The following assumptions were used in the Binomial Option Pricing Model:

Risk-free interest rate	3.66%
Expected life	3 years
Expected dividend rate	0.00%
Expected volatility	142%
Exercise price	(88% of lowest 10day VWAP )
Number of steps	300

16.	Equity

Common Stock

Authorized

As of September 30, 2025, and December 31, 2024, the Company had 2,000,000,000 and 81,632,654 shares of common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of September 30, 2025, and December 31, 2024, the Company had 744,121 and 125,421 shares of common stock issued and outstanding, respectively.

Transactions during the nine months ended September 30, 2025

On January 28, 2025, the Company entered into and completed a warrant inducement transaction with the holders of its Series A Common Stock Purchase Warrants pursuant to a warrant inducement agreement (“Series A Warrants”). Under the warrant inducement agreement, the exercise price of the outstanding Series A Warrants was reduced from $274.40 to $49.00 per share of common stock as an incentive for immediate exercise. As a result, the holders exercised all outstanding Series A Warrants, and the Company issued 39,565 shares of common stock, generating gross proceeds of $1,938,772.

On February 2, 2025, the Company issued 125 shares of common stock to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased a total of 3 shares of common stock from two existing shareholders at for total consideration of approximately $52. The shares were retired upon repurchase.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase nine (9) shares of common stock and warrants to purchase 11 shares of common stock at an exercise price of $14,700 per share. The total consideration paid in the transaction was $127. The repurchased shares and warrants were retired and cancelled. The transaction was initiated by the existing investor.

On March 21, 2025, the Company entered into a Securities Purchase Agreement between the Company and certain institutional investors with respect to a registered direct offering for the offer and sale of 36,899 shares of common stock and 47,230 prefunded warrants for gross proceeds of $1,484,028, with the issuance cost of $238,722.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2 (Note 12), expanding its rights to include the growing animal health market. The Company issued 3,429 shares of common stock in exchange for the expansion of its rights under License # 2.

On August 22, 2025, the Company entered into warrant inducement agreements with certain existing common stock purchase warrant holders. Under these warrant inducement agreements, the exercise price of the outstanding replacement warrants was reduced from $11.27 to $7.0525 per share of common stock as an incentive for the existing warrant holders’ immediate exercise of their warrants. As a result, these holders exercised all outstanding replacement warrants, and the Company issued new common stock purchase warrants exercisable for an aggregate of 236,543 shares of common stock, generating gross proceeds of $1,668,219, with the issuance cost of $156,775. These warrant inducement transactions were consummated on August 25, 2025.

On September 23, 2025, in connection with the ELOC Agreement, the Company issued 10,300 shares of common stock pre-delivery shares to the investor for total proceeds of $7. In addition, the Company issued 56,700 shares of common stock with a fair value of $306,180, as a commitment fee and consideration under the ELOC Agreement. These shares were non-cash consideration and were accounted for as issuance cost allocated to the convertible debt and derivative liability (Note 14).

During the nine months ended September 30, 2025, the Company sold an aggregate of 187,843 shares of common stock under its at-the-market (ATM) equity offering program, generating total gross proceeds of approximately $1,730,292. After deducting total commissions and fees of approximately $58,188, net proceeds amounted to approximately $1,672,104. The shares were issued in multiple tranches between April and August 2025, with sales prices ranging from $2.26 to $3.39 per share.

Transactions during the nine months ended September 30, 2024

On April 30, 2024, the Company issued 194 shares of common stock on acquisition of License # 2 and $492,945 was recognized in equity. A total of $nil was recognized in common stock and the remainder of $492,945 to additional paid in capital (Note 12). These shares are unregistered and restricted from trading as disclosed in Note 12.

On May 3, 2024, the Company committed to issue 500 fully vested shares of common stock, of which 125 shares of common stock were issued by September 30, 2024, for the acquisition of License # 2. A total of $1,117,832 was recognized in equity, of which $nil was recognized in common stock and the remainder of $1,117,832 to additional paid in capital (Note 12). These shares are unregistered and restricted from trading as disclosed in Note 12.

On August 2, 2024, the Company issued 265 shares of common stock as consideration for purchasers who entered into the Securities Purchase Agreement. Transaction costs of $51,942 were associated with this share issuance. A total of $325,819 was recognized in equity.

On September 24, 2024, the Company issued 1,816 shares of common stock and 4,015 pre-funded warrants in lieu of shares of common stock, along with 10,437 common stock purchase warrants. The purchasers had the option to elect to purchase pre-funded warrants in lieu of common stock in order to avoid exceeding the Beneficial Ownership Limitation, which is 4.99% (or 9.99% upon election of the holder prior to the issuance of any warrants) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant. The pre-funded warrants had an exercise price of $0.49, had no expiry date and had a cashless exercise provision. All pre-funded warrants were exercised by September 30, 2024. The purchase price of each share of common stock and accompanying warrants was $1,372, and the purchase price of each pre-funded warrant and accompanying warrants was equal to such price minus $0.49. Share issuance costs of $955,000 were associated with this offering. A total of $7,045,000 was recognized in equity, of which $1 was recognized in common stock and the remainder of $7,044,999 to additional paid in capital.

Preferred Stock

Authorized

As of September 30, 2025, and December 31, 2024, the Company had 500,000,000 of preferred stock authorized, respectively, each share of preferred stock having a par value of $0.0001.

Issued and outstanding

As at September 30, 2025, and December 31, 2024, the Company had 6,372,874 and nil shares of Series B Preferred Stock issued and outstanding.

Transactions during the nine months ended September 30, 2025, and 2024

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

Equity Warrants

Transactions during the nine months ended September 30, 2025.

On January 28, 2025, in connection with the warrant inducement agreement (see above) and the exercise of the Series A Warrants, the Company issued 39,565 replacement warrants with an initial exercise price of $67.38 and a five-year term. On April 29, 2025, the exercise price of the replacement warrants were reset to the contractual floor price of $11.27 per share. Following the adjustment, each of the five investors held 47,309 warrants, resulting in a total of 236,543 replacement warrants outstanding at the adjusted exercise price, maintaining the aggregate exercise value of $2,665,836.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase warrants to purchase 11 shares of common stock at an exercise price of $14,700 per share for a nominal amount.

On March 24, 2025, the Company consummated a registered direct offering with institutional investors, issuing 36,899 shares of common stock and 47,230 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.00035 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

On April 14, 2025, all 47,230 pre-funded warrants issued in connection with the Company’s registered direct offering consummated on March 24, 2025 were fully exercised for shares of common stock, at an exercise price of $0.00035 per share.

On August 22, 2025, the Company entered into a warrant inducement agreement with existing warrant holders to amend and reprice their outstanding common stock purchase warrants and issue new common stock purchase warrants to the existing warrant holders. These holders’ existing warrants were repriced from $11.27 to $7.05 per share, and holders agreed to exercise those repriced warrants in exchange for 236,543 new unregistered warrants with an exercise price of $6.62 per share. The transaction closed on August 25, 2025, generating gross proceeds of $1,668,219 with the issuance cost of $156,775.

Transactions during the nine months ended September 30, 2024.

On September 24, 2024, with each of the 5,831 shares of common stock or pre-funded warrants issued on the same date, the Company also issued one Series A Warrant (the “Series A Warrants”) and one Series B Warrant (the “Series B Warrants”). The Series A Warrants will be exercisable beginning on the date of completion of the requisite waiting period following the filing of the Information Statement related to the approval by the stockholders of the Company (the “Initial Exercise Date” or “Shareholder Approval Date”) of the issuance of shares upon exercise of the Warrants, among other things (the “Shareholder Approval”). The Initial Exercise Date was October 30, 2024. The Series B Warrants will be exercisable beginning on the Shareholder Approval Date. The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date and the Series B Warrants will expire on the two and one-half-year anniversary of the Initial Exercise Date. The exercise price of the Series A and Series B Warrants shall be $1,862, subject to adjustments.

On September 24, 2024, the Company issued 292 placement agent warrants to the placement agent in connection with the financing that closed on the same date (the “Placement Agent Warrants”). These Placement Agent Warrants have an exercise price of $1,646 and shall expire three and a half years from issuance. As these warrants are accounted for as equity warrants, they have no net impact on the consolidated statement of changes in stockholders’ equity.

As of September 30, 2025, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
52	August 28, 2026	14,700
11	March 12, 2027	14,700
292	March 24, 2028	1,646
236,543	August 25, 2030	6.62
236,898		12.54

As of September 30, 2025, and December 31, 2024, the weighted average life of equity warrants outstanding was 4.90 and 4.82 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2020 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of September 30, 2025 and December 31, 2024, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 354 shares. The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the nine months ended September 30, 2025

There was no stock option activity during the nine months ended September 30, 2025.

Transactions during the nine months ended September 30, 2024

In January 2024, the Company granted 3 stock options with a contractual life of ten years and an exercise price of $24,500 per common stock. These stock options were valued at $16,178 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On March 6, 2024, the Company granted 16 stock options with a contractual life of ten years and an exercise price of $4,900 per common stock. These stock options were valued at $52,845 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

The continuity of stock options for the nine months ended September 30, 2025, and December 31, 2024, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2023	311	8362.45
Granted	18	7548.66
Forfeited	(116)	8500.21
Outstanding, December 31, 2024	213	8,215.36
Granted	-	-
Forfeited/Cancelled	(72)	(8,167.52)
Exercised	-	-
Outstanding, September 30, 2025	141	8,239.86

As of September 30, 2025, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
82	82	08-Feb-31	2,940
7	7	27-Feb-31	2,940
4	3	30-Sep-32	6,566
16	12	30-Sep-32	24,500
16	10	1-May-33	24,500
16	6	5-Mar-24	4,900
141	120		8,239.86

As of September 30, 2025, and December 31, 2024, the weighted average life of stock options outstanding was 6.20 years and 6.88 years, respectively.

With the sale of the Company’s skincare business on January 16, 2025, 51 vested stock options with a weighted average exercise price of $5,936 have been cancelled on April 16, 2025, after the 90-day exercise window following termination of employment with the Company.

During the nine months ended September 30, 2025 and 2024, the Company recorded $(29,817) and $57,521, respectively, in share-based compensation expense, of which $49,785 and ($79,600), and $67,942 and $(10,421), respectively is included in office and administration and discontinued operations, respectively.

Within discontinued operations for the nine months ended September 30, 2025 and 2024, ($73,768) and ($5,832), and $(13,964) and $3,543, respectively is included in office and administration and research and development, respectively.

17.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, non-employee CFO, CEO and Director

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (termination effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (termination effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Juliana Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Consulting fees	$464,500	101,100	1,059,900	261,933
Management fees	71,291	-	74,800	-
Director fees	41,640	-	124,930	-
Salaries	-	67,353	26,228	445,009
Share-based compensation	13,180	30,763	49,795	(1,819)
	$590,611	199,216	1,335,653	705,123

During the nine months ended September 30, 2025:

●	The Company incurred consulting fees and contracted performance bonuses of $504,900 (September 30, 2024 - $150,833) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director.

●	The Company incurred consulting fees and contracted performance bonuses of $555,000 (September 30, 2024 - $111,100) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

●	The Company incurred director’s fees of $41,625 (September 30, 2024 – $nil) to George Kovalyov, a director of the Company.

●	The Company incurred director’s fees of $41,680 (September 30, 2024 – $nil) to Juliana Daley, a director of the Company.

●	The Company incurred director’s fees of $41,625 (September 30, 2024 – $nil) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

●	The Company incurred management fees of $13,540 (September 30, 2024 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director, under a Secondment Agreement for management services.

●	The Company incurred management fees of $61,260 (September 30, 2024 - $nil) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President, under a Secondment Agreement for management services.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a salary of $26,228 and $122,032 respectively during the nine months ended September 30, 2025, and 2024.

Brenda Buechler, Former Chief Marketing Officer, earned a salary of $nil and $132,807, respectively during the nine months ended September 30, 2025, and 2024.

Christoph Kraneiss, Former Chief Commercial Officer, earned a salary of $nil and $122,818, respectively during the nine months ended September 30, 2025, and 2024.

During the nine months ended September 30, 2025, and 2024, the company issued the following stock options to related parties:

On March 1, 2024, the Company granted 16 stock options to directors of the company with a contractual life of 10 years and exercise price of $4,900 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the nine months ended September 30, 2025, and 2024 is as follow:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Grant date fair value
Braeden Lichti, Non-executive Chairman	$11	$1,894	$50,995
Graydon Bensler, CEO, CFO and Director	11	1,897	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	11	1,897	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	-	(4,291)	50,995
Jeffrey Parry, Director	8,737	(36,918)	107,669
Crystal Muilenburg, Former Director[1]	-	18,564	210,245
Julie Daley, Director	27,060	(30,449)	210,245
George Kovalyov, Director	13,965	(41,668)	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	-	18,144	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	-	69,111	121,243
	$49,795	$(1,819)	$1,049,898

[1]	108 options of related parties were forfeited and or cancelled during the year ended December 31, 2024

[2]	41 options of Jordan Plews were cancelled during the nine months ended September 30, 2025

As of September 30, 2025, and December 31, 2024, the Company had $315,097 and $227,749, respectively due to companies controlled by Braeden Lichti, of which $315,097 and $227,749 respectively is unsecured, non-interest bearing and are due on demand.

As of September 30, 2025, the Company had $170,498 (December 31, 2024 - $179,655) in consulting fees due to Graydon Bensler, CEO, CFO and Director, and $Nil and $1,252 (December 31, 2024 - $11,813 and $Nil) due to Jordan Plews, Former Director and Former CEO of Skincare and BioSciences, and Jeffrey Parry, Director, respectively, for expenses incurred on behalf of the Company. These amounts are unsecured, non-interest bearing and are due on demand.

18.	Commitments and Contingencies

There were no commitments as of September 30, 2025, and December 31, 2024, or during the periods then ended.

As of December 31, 2024, the Company had an ongoing dispute that arose in the normal course of business. In February 2025, solely to avoid the cost and burdens associated with litigation, the Company and the other parties to this dispute entered into a settlement agreement to fully and finally resolve any and all claims between them, without the Company or any party admitting any liability or fault. Due to the confidential nature of the settlement agreement, the Company is not in a position to disclose the terms of the settlement; however the amounts payable by the Company to the parties and their legal counsel is included in accounts payable and accrued liabilities as of December 31, 2024. The amounts were paid in full by September 30, 2025.

As of September 30, 2025, the Company had an ongoing dispute that arose in the normal course of business and mediation discussions are ongoing. It is not yet possible to predict the likelihood of an unfavorable outcome, or the amount or range of potential loss.

19.	Concentrations

Customers

For the nine months ended September 30, 2025, the Company had 5 key customers that represented approximately 75% of the Company’s revenue. The Company recorded 23% of its revenue from its largest customers. The Company’s largest customer, representing $66,393 of revenue, relates to machining of casting work performed for a customer during the period.

Nine Months Ended September 30, 2025
Customer 1	23%
Customer 2	15%
Customer 3	14%
Customer 4	13%
Customer 5	11%
76%

Suppliers

During the nine months ended September 30, 2025, the Company had 2 key suppliers that represented approximately 28% of the cost incurred in the purchase and production of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred. (Suppliers are shown from largest to smallest):

Nine Months Ended September 30, 2025
Supplier 1	17%
Supplier 2	11%
28%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

21.	Reportable Segments and Geographic Areas

The Company’s continuing operations consist of three reportable segments: (i) corporate, treasury and biosciences (ii) IT packaging solutions (iii) precision engineering and machining. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM).

The following is a summary of the Company’s operations for the nine months ended September 30, 2025, and assets and liabilities as of September 30, 2025, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$179,292	$106,656	$285,948
Cost of sales	$-	$146,671	$61,247	$207,918
Gross profit	$-	$32,621	$45,409	$78,030

Expenses	$3,917,714	$101,218	$473,241	$4,492,173
Other income (expense)	$(362,176)	$-	$-	$(362,176)
Net loss from continuing operations	$(4,279,890)	$(68,597)	$(427,832)	$(4,776,319)

Current Assets	$9,043,071	$443,643	$285,917	$9,772,631
Non-current assets	$2,072,632	$1,442,663	$1,650,092	$5,165,387
Total Assets	$11,115,703	$1,886,306	$1,936,009	$14,938,018

Current liabilities	$5,069,289	$106,732	$285,671	$5,461,692
Non-current liabilities	$-	$263,136	$722,535	$985,671
Total Liabilities	$5,069,289	$369,868	$1,008,206	$6,447,363

Total Equity	$6,046,414	$1,516,438	$927,803	$8,490,655

All of the Company’s revenue is generated with customers located in the United States. The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, is located in Canada and provide limited operational support and research.

21.	Subsequent Events

Management has evaluated events subsequent to the nine months ended September 30, 2025, up to November 14, 2025, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On October 26, 2025, the Company’s wholly owned subsidiary, AGA Precision Systems LLC, completed the acquisition of substantially all the assets of Indarg Engineering, Inc., a California corporation, pursuant to an asset purchase agreement. The total purchase price was $548,000, consisting of $350,000 applied to satisfy the seller’s outstanding Small Business Administration loan, $28,000 paid in cash at closing, and a $170,000 promissory note issued by AGA bearing interest at 8% per annum and payable over two years.

The acquired assets include equipment and other tangible and intangible assets related to Indarg Engineering’s precision machining operations. The Company is in the process of evaluating the purchase price allocation and determining the fair value of identifiable assets acquired and liabilities assumed, which will be reflected in subsequent reporting periods in accordance with ASC 805, Business Combinations.

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

As part of its diversification and growth strategy, the Company completed the following acquisitions during the third quarter of 2025:

●	On July 7, 2025, the Company completed the acquisition of Pacific Sun Packaging Inc., a California-based custom IT packaging company.

●	On July 18, 2025, the Company acquired AGA Precision Systems LLC, a California-based CNC machining company.

The Company currently manages and operates a diverse portfolio of five wholly owned subsidiaries:

●	NorthStrive BioSciences Inc. – Biosciences is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. This company’s lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. For more information, please visit www.northstrivebio.com.

●	PMGC Research Inc. – PMGC Research is based in Canada and is currently dedicated to medical scientific research and development efforts. This company utilizes Canadian research grants and partnering with leading Canadian Universities, with aims of pushing the boundaries of innovation.

●	PMGC Capital LLC – PMGC Capital is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. This company’s mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	Pacific Sun Packaging Inc. – Pacific Sun is a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. – AGA is a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences, Inc.’s clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”).

Results of Operations

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

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

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change
Revenue	$285,948	$-	$285,948
Cost of goods sold	$207,918	$-	$207,918
Gross profit	$78,030	$-	$78,030

Marketing and Promotion	$182,407	$276,371	$(93,964)
Consulting Fees	$1,367,005	$784,420	$582,585
Office and Administration	$1,255,413	$447,874	$807,539
Professional Fees	$939,754	$266,433	$673,321
Investor Relations	$161,157	$134,427	$26,730
Research and Development	$114,108	$59,651	$54,457
Repairs and maintenance	$312,579	$-	$312,579
Total operating expenses	$4,492,173	$1,981,831	$2,510,342
Other income (expense)[1]	$(362,176)	$(317,054)	$(45,122)
Net loss from continuing operation	$(4,776,319)	$(2,298,885)	$(2,477,434)
Basic and dilutive loss per common share- continuing operations	$(13.731)	$(589.609)	$575.878
Weighted average number of shares outstanding – basic and diluted	347,847	3,899

[1]	Other expenses relate to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investment, realized loss on sale of investments, gain on the termination of the intangible asset and fair value gain/loss on derivative liability.

Revenue

Revenue for the nine months ended September 30, 2025, was $285,948 as compared to $nil for the nine months September 30, 2024, an increase of $285,948. Revenue was generated by the Company’s newly acquired subsidiaries.

Our revenue by category is as follows:

Nine Months Ended September 30, 2025
Pacific Sun – Sale of IT packaging	$179,292
AGA – Machine work	106,656
Total Revenue	$285,948

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2025, was $207,918 as compared to $nil for the nine months ended September 30, 2024.

The increase in cost of revenue is directly attributed to the increase in sales during the nine months ended September 30, 2025, compared to 2024. The following is a breakdown of the components of the cost of revenue:

For the nine months ended September 30, 2025	Pacific Sun – Sale of IT packaging	AGA – Machine work	Total
Cost of inventory	$122,170	$-	$122,170
Sales commission	3,730	-	3,730
Assembly and manufacturing expense	1,020	58,017	59,037
Shipping and handling cost	19,456	3,230	22,686
Inventory write down and wastage	295	-	295
Total Cost of Revenue	$146,671	$61,247	$207,918

Gross Profit

Gross profit for the nine months ended September 30, 2025, was $78,030, as compared to $nil for the nine months ended September 30, 2024, an increase of $78,030. This represents an overall gross margin percentage of 27% for the nine months ended September 30, 2025, compared to $nil in 2024. The increase in gross profit and gross margin percentage was primarily attributable to the inclusion of revenues generated from the newly acquired subsidiaries.

The following is a breakdown of gross profit percentage by category:

Nine Months Ended September 30, 2025
Pacific Sun – Sale of IT packaging	18%
AGA – Machine work	43%
Overall Gross Profit Percentage	27%

The gross margin percentage on the sale of IT packaging is negatively impacted by the fair value adjustment to inventory recorded as part of the purchase price allocation. This adjustment is expensed to cost of revenue as inventory is sold. Normalizing for this adjustment, the gross margin percentage on the sale of IT packaging would have been 45%.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025, were $114,108 compared to $ 59,651 for the nine months ended September 30, 2024, an increase of $54,457. Research and development related to the Company’s spending on clinical validation studies. The increase in research and development was mainly driven by the Company continuously working on its research project of EL-22 and the costs of its Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the nine months ended September 30, 2025, were $182,407 compared to $276,371 for the nine months ended September 30, 2024, a decrease of $93,964. During the nine months ended September 30, 2024, the Company engaged an investor relations agency under a $125,000 agreement signed on January 5, 2024, to support external communications and investor engagement efforts. No comparable agreement was entered into during the nine months ended September 30, 2025.

Office and Administrative Expenses

Office and administration expenses for the nine months ended September 30, 2025, were $1,255,413, compared to $447,874 for the nine months ended September 30, 2024, an increase of $807,539. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the Company’s skincare business. The newly acquired subsidiaries, AGA and Pacific Sun contributed $164,548 to office and administrative expenses since the acquisition.

Consulting Fees

Consulting fees for the nine months ended September 30, 2025, were $1,367,005, compared to $784,420 for the nine months ended September 30, 2024, an increase of $582,585. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $616,800 (2024 – $20,000), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the nine months ended September 30, 2025, were $939,754, compared to $266,433 for the nine months ended September 30, 2024, an increase of $673,321. Professional fees comprise of legal, audit and accounting services. The increase during 2025, was primarily due to an increase in audit, legal and accounting services given the Company’s corporate restructuring, business acquisition due diligence, and financing efforts conducted during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Investor Relations

Investor relations expenses for the nine months ended September 30, 2025, were $161,157, compared to $134,427 for the nine months ended September 30, 2024, an increase of $26,730. The increase is primarily attributable to an increase in public relations and media coverage expenses during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Repairs and Maintenance

Repairs and maintenance expenses for the nine months ended September 30, 2025, were $312,579, with no comparable expense in the nine months ended September 30, 2024. Following the acquisition of AGA, the Company incurred cost on building maintenance, machine repair and recalibration of equipment. These costs were necessary to optimize operations and maintain the useful lives of equipment acquired in the acquisition.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2025, amounted to a net loss of $362,176, compared to net loss of $317,054 for the nine months ended September 30, 2024, representing an unfavorable variance of $45,122. The variance was primarily driven by a realized loss on investments of $397,365 in the nine months ended September 30, 2025, whereas no such losses were recognized in the prior period. Additionally, the comparative period included a $367,277 fair value gain on derivative liabilities, which did not recur in the period. Partially offsetting these declines, the Company recognized a $129,613 gain on the termination of an intangible asset, an unrealized gain of $8,438 on investments and interest income of $89,789, compared to only $245 in the prior year. Interest expense and finance cost also declined to $207,356 from $684,576, reflecting lower financing cost during the nine months ended September 30, 2025.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024.

In January 2025, the Company sold its skincare business, which had previously contributed to the financial results of the Company. The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change
Revenue	$285,948	$-	$285,948
Cost of goods sold	$207,918	$-	$207,918
Gross profit	$78,030	$-	$78,030

Marketing and Promotion	$64,484	$11,258	$53,226
Consulting Fees	$621,103	$226,104	$394,999
Office and Administration	$726,543	$167,074	$559,469
Professional Fees	$389,111	$174,437	$214,674
Investor Relations	$44,380	$36,862	$7,518
Research and Development	$15,000	$4,098	$10,902
Repairs and maintenance	$312,579	$-	$312,579
Total operating expenses	$2,276,931	$625,615	$1,651,316
Other income (expense)[1]	$(417,117)	$(576,238)	$159,121
Net loss from continuing operation	$(2,616,018)	$(1,201,853)	$(1,414,165)
Basic and dilutive loss per common share- continuing operations	$(4.950)	$(265.779)	$260.829
Weighted average number of shares outstanding – basic and diluted	528,472	4,522

[1]	Other expenses relate to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investment, realized loss on sale of investments, gain on the termination of the intangible asset and fair value gain/loss on derivative liability.

Revenue, Cost of Revenue and Gross Margin

Refer to the analysis under the nine months ended September 30, 2025 above.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025, were $15,000 compared to $4,098 for the three months ended September 30, 2024, an increase of $10,902. Research and development related to the Company’s spending on clinical validation studies. The increase in research and development is mainly driven by the Company continuously working on its research project of EL-22 and the costs of its Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the three months ended September 30, 2025, were $64,484 compared to $11,258 for the three months ended September 30, 2024, an increase of $53,226, which is primarily attributable to increased marketing efforts to drive sales at the newly acquired businesses. AGA and Pacific Sun contributed $38,894 to marketing and promotion expenses since the acquisition.

Office and Administrative Expenses

Office and Administration expenses for the three months ended September 30, 2025, were $726,543, compared to $167,074 for the three months ended September 30, 2024, an increase of $559,469. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the Company’s skincare business. The newly acquired subsidiaries, AGA and Pacific Sun contributed $164,548 to office and administrative expenses since the acquisition.

Consulting Fees

Consulting fees for the three months ended September 30, 2025, were $621,103, compared to $226,104 for the three months ended September 30, 2024, an increase of $394,999. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $316,800 (2024 – $nil), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The remaining increase was driven by higher fees under the GB Capital and Northstrive agreements, as well as an increase in external consulting services to support due diligence and post-acquisition integration.

Professional Fees

Professional fees for the three months ended September 30, 2025, totaled $389,111, an increase of $214,674 compared to $174,437 for the same period in 2024. Professional fees comprise of legal, audit and accounting services. The increase during 2025, is primarily due to an increase in audit, legal and accounting services given the corporate restructuring, business acquisition due diligence, and financing efforts conducted compared to 2024.

Investor Relations

Investor relations expenses for the three months ended September 30, 2025, were $44,380, compared to $36,862 for the three months ended September 30, 2024, representing an increase of $7,518. The increase is primarily attributable to an increase in public relations and media coverage expenses during the current quarter.

Other income (expense)

Other income (expense) for the three months ended September 30, 2025, resulted in net loss of $417,117, compared to the net loss of $576,238 for the same period in 2024, representing a favorable variance of $159,121. The improvement was primarily driven by a decrease in interest expense and finance cost from $641,807 during the three months ended September 30, 2024, to $196,880 during the same period in 2025, an improvement of $444,927. This was partly offset by realized and unrealized losses on investments recorded during the three months ended September 30, 2025 of $256,332.

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

As of September 30, 2025, we had cash of $7,700,562 and as of December 31, 2024, we had cash of $3,984,453. The increase between December 31, 2024 and September 30, 2025 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities. As of September 30, 2025 and December 31, 2024, the Company had a net working capital of $4,310,939 and $4,251,867, respectively, and has an accumulated deficit of $18,034,757 and $13,269,627, respectively. Furthermore, for the nine months ended September 30, 2025, and 2024, the Company incurred a net loss of $4,765,130 and $4,310,998, respectively and used $4,183,881 and $3,486,435, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company believes it has sufficient funds to continue current operations for at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements. The Company may seek to raise additional capital to accelerate the execution of management’s plans as disclosed above.

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

The following table provides selected financial data as of September 30, 2025, and December 31, 2024, respectively (excluding assets and liabilities held for sale).

	September 30, 2025	December 31, 2024	Change
Current assets	$9,772,631	$4,858,193	$4,914,438
Current liabilities	$5,461,692	$1,250,218	$4,211,474
Working capital	$4,310,939	$3,607,975	$702,964

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change
Cash used in operating activities	$(4,030,812)	$(1,244,723)	$(2,786,089)
Cash used in investing activities	$(2,216,512)	$(162,320)	$(2,054,192)
Cash provided by financing activities	$10,116,739	$6,757,501	$3,359,238

Cash Flow from Operating Activities (continuing operations)

For the nine months ended September 30, 2025, net cash flows used in operating activities was $4,030,812 compared to $1,244,723 used during the nine months ended September 30, 2024, primarily due to net loss from continuing operations and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities (continuing operations)

During the nine months ended September 30, 2025, the Company used $2,216,512 in investing activities, compared to $162,320 during the same period in 2024. The increase primarily reflects strategic investments and acquisition activity undertaken in 2025. The Company invested $1,564,059 in publicly traded securities, advanced $127,300 under a short-term promissory note, and completed the acquisitions of AGA and Pacific Sun for net cash of $1,669,787. These outflows were partially offset by $1,246,228 in proceeds from the sale of investments. The Company also paid $6,000 for intangible assets and $95,594 for capital asset purchases, compared to $162,320 and $nil, respectively, during the nine months ended September 30, 2024.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we had cash flow provided by financing activities of $10,116,739 compared to $6,757,501 in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company raised $1,245,306 through the issuance of common stock and prefunded warrants, $1,698,058 through the exercise of Series A warrants, $1,672,104 through the sale of shares of common stock pursuant to that certain At-the-Market Sales Issuance Agreement, $1,511,443 through the exercise of replacement warrants issued on January 27, 2025 and $3,990,007 through the initial pre-paid purchase under the Company’s equity purchase facility with a certain investor.

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the purchase consideration transferred is measured at fair value on the acquisition date and allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values. Any excess of the purchase consideration over the fair value of the identifiable net assets acquired is recorded as goodwill.

Acquisition-related costs (such as legal, due diligence, and advisory fees) are expensed as incurred and presented within general and administrative expenses in the consolidated statements of operations.

Contingent consideration, if any, is recorded at fair value on the acquisition date and subsequently remeasured at each reporting period, with changes in fair value recognized in earnings in accordance with ASC 805-30-35 and ASC 450, Contingencies.

During the nine months ended September 30, 2025, the Company completed two acquisitions—Pacific Sun Packaging Inc. and AGA Precision Systems LLC—which were accounted for under ASC 805. The initial purchase price allocations are preliminary and subject to adjustment upon completion of final valuation analyses.

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

Revenue Recognition

Revenue is recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration the Company expects to receive.

For Pacific Sun Packaging Inc., revenue is recognized at a point in time upon shipment or delivery, as control transfers to the customer at that stage. For AGA Precision Systems LLC, revenue from CNC machining and precision component manufacturing is recognized over time using an input method based on labor hours or materials consumed, as the Company’s performance creates an asset that has no alternative use and there is an enforceable right to payment for performance completed to date.

Convertible debt and embedded derivative liabilities

Hybrid financial instruments with a convertible debt host contract and embedded derivative liability conversion feature are bifurcated and accounted for separately. The embedded derivative liability is initially and subsequently measured at fair value in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives. The convertible debt host contract is accounted for at amortized cost in accordance with ASC 470, Debt and Convertible Instruments.

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

Nonemployees - During June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date) and recognized in the statement of operations over the requisite service period.

During the nine months ended September 30, 2025 and 2024, the Company recorded $(29,817) and $57,521, respectively, in share-based compensation expense, of which $49,785 and ($79,600), and $67,942 and $(10,421), respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the nine months ended September 30, 2025 and 2024, ($73,768) and ($5,832), and $(13,964) and $3,543, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2025 and the year ended 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There have been no sales of unregistered equity securities which took place in the fiscal quarter beginning on July 1, 2025 to September 30, 2025 that we have not previously disclosed in a Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission.

(b) Not applicable.

(c) There were no repurchases of our Common Stock in the fiscal quarter ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment filed on August 28, 2025 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on September 4, 2025 and incorporated herein by reference).
3.2	Certificate of Amendment filed on September 15, 2025 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on September 17, 2025 and incorporated herein by reference).
10.1#	2025 Equity Incentive Plan (included as Exhibit 10.1 in the Form S-1 filed with the SEC on October 16, 2025 and incorporated herein by reference).
10.2*	Stock Purchase Agreement dated July 7, 2025.
10.3*	Acquisition Agreement dated as of July 18, 2025 by and between the Company, Jeffrey Uhrig, and AGA Precision Systems LLC (included as Exhibit 10.1 in the Form 8-K filed with the SEC on July 22, 2025 and incorporated herein by reference).
10.4	Amendment No. 3 to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and Northstrive Companies Inc. (included as Exhibit 10.1 in the Form 8-K filed with the SEC on August 18, 2025 and incorporated herein by reference).
10.5	Amendment No. 3 to the Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and GB Capital Ltd (included as Exhibit 10.2 in the Form 8-K filed with the SEC on August 18, 2025 and incorporated herein by reference).
10.6	Form of Warrant (included as Exhibit 4.1 in the Form 8-K filed with the SEC on August 25, 2025 and incorporated herein by reference).
10.7	Form of Warrant Inducement Agreement (included as Exhibit 10.1 in the Form 8-K filed with the SEC on August 25, 2025 and incorporated herein by reference).
10.8	Form of Securities Purchase Agreement (included as Exhibit 10.1 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
10.9	Form of Pre-Paid Purchase (included as Exhibit 10.2 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
10.10	Form of Guaranty (included as Exhibit 10.3 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
10.11	Form of Security Agreement (included as Exhibit 10.4 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
10.12	Form of Pledge Agreement (included as Exhibit 10.5 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
10.13	Form of Placement Agency Agreement (included as Exhibit 10.6 in the Form 8-K filed with the SEC on September 29, 2025 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.
*	The schedules, exhibits or similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules, exhibits, or similar attachments to the SEC upon request. Certain portions of this exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: November 14, 2025	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)