Form 10-K
period 2025-12-31
PMGC Holdings Inc.
filed 2026-03-30
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-41875

PMGC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	33-2382547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Newport Center Drive

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

The aggregate market value of the voting and non-voting shares of the Company’s common stock held by non-affiliates as of June 30, 2025 was approximately $100,998,123.54 based on the closing price reported for such date on the Nasdaq Capital Market.

As of March 30, 2026, there were 1,159,112 of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

PMGC HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2025

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

DEFINITIONS OF FREQUENTLY USED TERMS

Except where the context otherwise requires and for purposes of this Annual Report only, references to:

●	“Board” or “Board of Directors” refers to the Board of Directors of the Company.

●	“cGMP” are to current good manufacturing practices.

●	“Common Stock” are to our Common Stock with a par value of $0.0001 per share.

●	“Exchange Act” are to the United States Securities Exchange Act of 1934, as amended;

●	“FDA” are the U.S. Food and Drug Administration.

●	“SEC” or “Securities and Exchange Commission” are to United States Securities and Exchange Commission;

●	“Securities Act” are to the U.S. Securities Act of 1933, as amended; and

●	“PMGC”, “our business”, “our Company”, “Company”, “we”, “us”, “our” and “Group” are to PMGC Holdings Inc., a Nevada corporation, and, unless the context requires otherwise, its subsidiaries.

SUMMARY OF MATERIAL RISKS RELATED TO OUR COMPANY

Risks Related to our Financial Condition and Capital Structure

●	Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt.

●	We have a history of net losses, and we may not be able to achieve or maintain profitability in the future.

●	Our operating cash consumption significantly exceeds our revenue, and we may not be able to fund our operations without continued access to the capital markets.

●	We will need additional capital to conduct our operations and develop our products and businesses, and our ability to obtain the necessary funding is uncertain.

●	We have conducted multiple reverse stock splits in a short period of time, which may adversely affect the market price of our Common Stock and investor confidence.

Risks Related to our Holding Company Structure and Acquisition Strategy

●	We may not achieve expected operational, strategic, or financial benefits from managing multiple subsidiaries under a single corporate structure. Our subsidiaries may operate independently with limited synergies, and the costs associated with maintaining a diversified platform—including corporate overhead, compliance costs, management attention and reporting requirements—may outweigh the benefits. If the anticipated advantages of our holding company structure do not materialize, our financial condition and results of operations could be adversely affected.

●	Our growth strategy depends on acquisitions, which involve significant risks and uncertainties.

●	Potential business combinations could require significant management attention, prove difficult to integrate, and adversely affect our operating results.

●	The purchase price allocations for our acquisitions may be preliminary and subject to adjustment, which could materially affect our reported financial results.

 Risks Related to our Operating Subsidiaries

●	Our biotechnology subsidiary, Northstrive Biosciences, is at an early stage of product development, and we may not develop products that can be successfully commercialized.

●	Pacific Sun Packaging’s revenue depends on the IT hardware industry, which is subject to cyclical and secular changes.

●	AGA Precision Systems operates in industries subject to stringent regulatory requirements, including International Traffic in Arms Regulations.

●	AGA Precision Systems has historically operated without a formal sales and marketing function, which may limit its growth.

Risks Related to our Investment Activities (PMGC Capital)

●	PMGC Capital LLC may be deemed an “investment company” under the Investment Company Act of 1940, which could impose significant regulatory burdens.

●	PMGC Capital’s investment activities subject us to market risk, and we may incur losses on our investment portfolio.

 Risks Related to Regulatory, Legal and Intellectual Property Matters

●	We may become subject to litigation, regulatory proceedings, or governmental investigations that could be costly and time-consuming.

●	Changes in U.S. trade policy, tariffs, and international relations could adversely affect our supply chain and cost structure.

●	If we fail to protect or enforce our intellectual property, others could compete against us more directly and we may not be able to compete effectively in our market.

●	Certain of our technology may not be subject to protection through patents, which leaves us vulnerable to theft of our technology.

Risks Related to our Management and Governance

●	Our corporate governance documents and Nevada law may have anti-takeover effects that could discourage, delay, or prevent a change in control.

●	If we lose key personnel or are unable to attract and retain qualified personnel, we may be unable to execute our business plan.

●	Graydon Bensler serves as both our Chief Executive Officer and Chief Financial Officer, which presents governance risks and limitations.

●	Significant related-party transactions with entities controlled by our executive officers and directors may present conflicts of interest.

●	We have previously identified a material weakness in our internal control over financial reporting, and there can be no assurance that additional material weaknesses will not be identified in the future.

Risks Related to the Ownership of our Securities

●	Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

●	We have a significant number of shares of Series B Preferred Stock outstanding with voting rights that may dilute the voting power of Common Stock holders.

●	We may not be able to continue to satisfy listing requirements of Nasdaq to maintain a listing of our Common Stock.

●	We currently do not intend to declare dividends on our Common Stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

PART I

Item 1. Business

Overview

As of December 31, 2025, we manage and operate a diverse portfolio of four (4) wholly owned subsidiaries across the medical aesthetics and biopharmaceutical sectors:

●	Northstrive Biosciences Inc. (“Northstrive Biosciences”) is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital LLC (“PMGC Capital”) is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	Pacific Sun Packaging, Inc. (“Pacific Sun Packaging” or “Pacific Sun”) is a specialty packaging provider focused on high-precision, component-level packaging solutions for the electronics and information technology (“IT”) hardware industries. The company designs and supplies custom-engineered protective packaging for delicate components such as central processing units (“CPUs”), memory modules (Dual In-line Memory Modules (“DIMMs”) and Small Outline Dual Inline Memory Modules (“SO-DIMMs”), solid state drives (“SSDs”), hard disk drives (“HDDs”), and fiber-optic transceivers, serving customers across the semiconductor, data center, and networking equipment supply chains.

●	AGA Precision Systems LLC (“AGA Precision Systems” or “AGA”) is a specialized computer numerical control (“CNC”) machine shop focused on high-tolerance milling, turning, mold manufacturing, and machining of complex metals including titanium and Inconel. The company serves customers across the aerospace, defense, and industrial sectors, delivering precision components to demanding technical specifications.

We are dedicated to enhancing our portfolio through the acquisition of operating companies and innovative biotechnology assets that align with our growth mission, while actively pursuing the acquisition of operating companies.

On January 16, 2025, we completed the divestiture of the assets relating to our prior Elevai Skincare Inc. business. Elevai Skincare Inc., previously specializing in developing and commercializing physician-dispensed skincare products, is no longer part of our operations. The Skincare asset divestiture enabled us to dedicate more resources and time to advancing our initiatives and assets in larger markets with unmet needs, creating greater growth opportunities for the Company and its shareholders. Our efforts are now focused on the clinical development of biotechnology assets through NorthStrive Biosciences. Moreover, this strategic shift has positioned us to actively explore and execute potential business acquisitions and high-value biotechnology assets, further strengthening our portfolio and driving long-term growth.

Business Strategy

PMGC Holdings Inc. is a diversified holding company focused on acquiring and growing valuable assets and operating businesses across various industries. Our strategy is to identify and invest in compelling opportunities—regardless of sector—with strong fundamentals, growth potential, and scalable operations. We actively seek acquisitions that complement our existing portfolio and align with our long-term value creation objectives.

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

Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. EL-22 has completed a Phase 1 clinical trial in South Korea, demonstrating it was generally well tolerated and safe in healthy volunteers. No subjects dropped out due to adverse events and no statistically significant difference was found between the intervention groups in the incidence of treatment emergent adverse events. The Company intends to evaluate EL-22 for efficacy and safety in combination with popular weight-loss therapeutics currently on the market, with the goal of decreasing fat mass while preventing the muscle wasting that commonly occurs with weight-loss drugs. We are working towards either submitting an Investigational New Drug application (“IND”) with the FDA to test EL-22 in human subjects, assuming we have sufficient working capital, or collaborating with another company in order to facilitate completing and submitting an IND more quickly. Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A and also being positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists. In a preclinical healthy mouse model, EL-32 demonstrated a statistically significant increase in Activin-A and myostatin antibodies, confirming the efficacy using the ELISA test.

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

Preclinical results of EL-22 from a 2022 study demonstrated physiological (serum creatine kinase level), physical (body weight change), and functional (rotarod test) improvements in the dystrophic features of mdx mice, a mouse model of Duchenne muscular dystrophy (“DMD”)1. Elevai believes that EL-22 has the potential to treat obesity in combination with popular weight loss therapeutics, including GLP-1 receptor agonists, by preserving muscle mass while decreasing fat mass. We hope to either submit or partner with another biopharmaceutical company in 2026 to submit an IND application in 2025 that utilizes the licensed asset EL-22 for efficacy and safety in combination with popular weight-loss therapeutics currently on the market, with the goal of decreasing fat mass while preventing the muscle wasting that commonly occurs with weight-loss drugs. Regulatory bodies might require us to conduct preclinical bridge studies in order to pivot EL-22 from DMD to obesity indications.

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

PMGC Capital LLC

PMGC Capital LLC, a wholly owned subsidiary of PMGC Holdings Inc., is a multi-strategy investment vehicle engaged in investing, lending and pursuing diversified investment opportunities. PMGC Capital LLC actively supports the growth and expansion of PMGC Holdings Inc.’s portfolio companies. The subsidiary’s dynamic investment approach is designed to capitalize on high yield returns on capital and investing into and acquiring assets and companies that are undervalued.

Pacific Sun Packaging, Inc.

Pacific Sun Packaging is a specialty provider of high-precision, component-level packaging solutions serving the electronics and IT hardware industries. Headquartered in San Clemente, California, Pacific Sun Packaging designs and supplies custom-engineered protective packaging for sensitive IT hardware components, including CPUs, memory modules (DIMMs and SO-DIMMs), SSDs, HDDs, and fiber-optic transceivers.

Pacific Sun Packaging’s packaging solutions are engineered to meet demanding standards of durability, electrostatic discharge (ESD) protection, and dimensional precision. Pacific Sun Packaging serves customers across the semiconductor, data center, and networking equipment supply chains, ensuring the secure transport, handling, and storage of delicate, high-value electronic components.

Products

Pacific Sun Packaging offers a portfolio of custom and standard packaging solutions designed for component-level IT hardware applications. Its product offerings include:

●	CPU Packaging – precision trays and protective carriers designed to protect processors during handling and shipment.

●	Memory Module Packaging – custom trays for DIMMs and SO-DIMMs used in servers, workstations, and PCs.

●	Storage Device Packaging – protective packaging for solid state drives (SSDs) and hard disk drives (HDDs).

●	Optical and Networking Packaging – solutions for fiber-optic transceivers and related networking hardware components.

●	Custom Packaging Solutions – tailored designs engineered to meet specific customer and component requirements.

Each solution is engineered to deliver protection against electrostatic discharge vibration, and mechanical damage, while enabling ease of handling, automated processing, and efficient integration into customer supply chains.

Customers

Pacific Sun Packaging serves a diverse base of over 300 commercial customers across North America. Its customers include:

●	Original equipment manufacturers (OEMs);

●	Contract manufacturers;

●	Global technology distributors;

●	Data center operators; and

●	IT asset disposition (“ITAD”) and lifecycle management firms.

These customers rely on Pacific Sun Packaging’s specialized solutions to protect valuable IT hardware during manufacturing, distribution, and resale.

Sales and Marketing

Pacific Sun Packaging markets its products primarily through a direct sales force. Pacific Sun Packaging maintains long-standing relationships with customers by focusing on reliability, speed of delivery, and the ability to provide tailored solutions.

Sales efforts emphasize:

●	Technical collaboration with customers during design and production stages;

●	Responsiveness and speed to market for new product requirements; and

●	Consistent product quality that reduces returns and integration issues.

Pacific Sun Packaging also participates in trade shows and industry events to strengthen brand visibility.

Competition

The packaging industry is highly competitive and includes large multinational packaging companies as well as smaller specialized providers. Pacific Sun Packaging differentiates itself through its:

●	Focus on component-level IT hardware packaging;

●	Custom engineering capabilities tailored to customer needs;

●	Technical expertise in ESD protection and precision molding; and

●	Established reputation for reliability among IT hardware supply chain participants.

Competitive Strengths

Pacific Sun Packaging’s competitive position is supported by the following key strengths:

1.	Specialization in High-Value IT Hardware Packaging – Unlike general packaging providers, Pacific Sun Packaging focuses exclusively on component-level electronics, enabling deep technical expertise and customer trust.

2.	Custom Engineering Capabilities – Pacific Sun Packaging’s ability to collaborate directly with OEMs and IT service providers on tailored solutions creates high switching costs and long-term customer relationships.

3.	U.S.-Based Operations – Domestic manufacturing and fulfillment provide shorter lead times, reduced logistics risk, and alignment with industry trends favoring onshoring of critical supply chains.

4.	Established Customer Base – With over 300 commercial customers, Pacific Sun Packaging benefits from a diversified client network across OEMs, distributors, and ITAD firms.

5.	Lean and Scalable Operations – Pacific Sun Packaging’s disciplined cost structure and quality-focused processes provide a foundation for profitable growth and operational scalability.

Growth Strategy

Pacific Sun Packaging intends to expand its market position by:

1.	Broadening its Customer Base – targeting new OEMs, distributors, and ITAD firms in growing sectors such as cloud computing and AI infrastructure.

2.	Expanding Product Offerings – developing additional packaging solutions for next-generation IT hardware components.

3.	Leveraging Industry Trends – capitalizing on increased demand for IT lifecycle management, resale, and refurbishment, where packaging plays a critical role in maintaining product value.

4.	Operational Scaling – investing in expanded production capacity and efficiency improvements to meet growing demand.

AGA Precision Systems LLC

AGA Precision Systems is a specialized computer numerical code CNC machine shop focused on high-tolerance milling, turning, mold manufacturing, and machining of complex metals including titanium and Inconel. Headquartered in California, AGA Precision Systems serves customers across the aerospace, defense, and industrial sectors, delivering precision components to demanding technical specifications.

AGA Precision Systems has built its business over more than a decade, growing primarily via referrals and repeat orders without a formal sales or marketing function. Its operations emphasize quality, precision, and reliability.

Precision Machining Industry Overview

The precision machining industry is a critical part of the advanced manufacturing supply chain, supporting sectors such as aerospace, defense, medical devices, energy, and industrial equipment. The market is characterized by:

●	Increasing Demand for High-Precision Components – Aerospace and defense programs, particularly those involving next-generation aircraft, spacecraft, and defense systems, require components manufactured to extremely tight tolerances.

●	Specialized Metals Usage – Growth in the use of exotic materials such as titanium, Inconel, and other high-performance alloys reflects the need for strength, heat resistance, and lightweight performance in mission-critical applications.

●	Reshoring and Supply Chain Security – U.S. government initiatives and defense priorities emphasize domestic production of critical parts to reduce reliance on foreign suppliers, creating opportunity for U.S.-based CNC machine shops.

●	Industrial and Commercial Applications – Beyond aerospace and defense, precision machining is essential for industries such as energy infrastructure, automotive performance, and heavy machinery, all of which rely on exacting quality and reliability.

Within this context, AGA Precision Systems is positioned as a niche provider specializing in high-tolerance machining of complex metals, enabling it to serve programs and customers with stringent technical requirements.

Products & Services

AGA Precision Systems offers a suite of high-precision manufacturing services, including:

●	High-Tolerance Milling & Turning – machining of complex parts to tight tolerances from hard or exotic metals.

●	Mold Manufacturing – design and fabrication of molds used in industrial and aerospace processes.

●	Specialty Metals Machining – handling of difficult materials (e.g., titanium, Inconel) that require specialized tooling, processes, and quality oversight.

Components produced by AGA Precision Systems are often used in mission-critical applications where dimensional accuracy, material properties, and surface finish are essential.

Customers

AGA Precision Systems serves a diversified group of clients primarily in:

●	Aerospace manufacturers and suppliers;

●	Defense contractors and programs; and

●	Industrial equipment producers.

These customers require precision machining of components with high standards for performance, durability, and regulatory compliance. Long-standing relationships and repeat business are characteristic of AGA Precision Systems’ customer base.

Sales & Marketing

AGA Precision Systems has historically grown via referrals and repeat orders. The company has not maintained a formalized sales or marketing department but relies on:

●	Reputation for precision, quality, and reliability;

●	Word-of-mouth, referrals, and customer networks; and

●	Technical credibility and capability to meet or exceed customer specifications.

Going forward, we believe there is opportunity to augment growth via more proactive business development, targeted outreach in aerospace/defense programs, and participation in trade or industry events.

Manufacturing & Operations

AGA Precision Systems operates from its manufacturing facility in California. Key operational and technical features include:

●	Capabilities to machine exotic and high-performance metals such as titanium and Inconel, which require specialized processes and tooling;

●	High-precision tolerances, strict quality assurance, and inspection processes;

●	Mold manufacturing capabilities that complement standard CNC machining; and

●	Experienced management and technical staff with machine shop expertise.

Competition

The precision machining and specialty metals CNC market is competitive and includes both small niche shops and larger, vertically integrated manufacturers. AGA Precision Systems differentiates itself via:

●	Specialized machining of hard and exotic metals to high tolerances;

●	Reputation and proven reliability in aerospace, defense, and industrial segments;

●	Existing customer relationships and repeat business without reliance on large marketing expenditures;

●	Flexibility in managing small to medium-sized, highly technical orders.

Competitive Strengths

AGA Precision Systems’ competitive advantages include:

1.	Technical Specialization in Exotic Metals & Tight Tolerances – its expertise in machining titanium, Inconel, and other challenging metals required for aerospace and defense applications.

2.	Recognized Industry Certifications & Compliance – AGA is International Traffic in Arms Regulations (“ITAR”) registered and maintains AS9100 certification, reinforcing its credibility as a qualified manufacturing partner for aerospace and defense customers with strict quality and regulatory requirements.

3.	Mold Manufacturing Capability – its ability to design and fabricate molds provides value beyond standard machining services.

4.	Long-Standing Customer Relationships – its repeat business and referrals from established aerospace, defense, and industrial customers reflect trust and reliability.

5.	U.S.-Based Operations – domestic manufacturing reduces logistics risks, ensures regulatory compliance, and aligns with defense and aerospace reshoring priorities.

Growth Strategy

AGA Precision Systems intends to expand its market presence by:

1.	Business Development & Marketing Enhancements – formalizing efforts to reach new customers in aerospace, defense, and industrial sectors.

2.	Expanding Capacity & Efficiency – investing in machinery, tooling, process improvements, and quality systems to improve throughput and reduce cost.

3.	Leveraging Strategic Support – using financial and operational resources provided under its parent company to scale operations and compete for larger contracts.

4.	Diversification of Customer & Program Exposure – pursuing opportunities in government defense programs, industrial supply chains, and emerging sectors beyond its core niches.

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

Based on the generated preclinical data and the mechanism of the myostatin-activin signaling pathway effect on muscle wasting, we believe that EL-22 has the potential to treat obesity in combination with GLP-1 by preserving muscle mass while decreasing fat mass. The Company aspires to either complete an IND submission in 2026, assuming it has sufficient working capital, or to enter into a collaboration with another company to do so. Our ability to proceed with human trials in the U.S. to evaluate the myostatin approach in combination with one or more GLP-1 receptor agonists in obesity is contingent upon the FDA clearing the IND submission.

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

Corporate History and Structure

As of December 31, 2025, PMGC Holdings Inc. has four (4) wholly owned subsidiaries, Northstrive Biosciences Inc., PMGC Capital LLC, Pacific Sun Packaging, Inc., and AGA Precision Systems LLC.

Our predecessor company, Elevai Labs, Inc., was incorporated in Delaware in June 2020, and completed its initial public offering of Common Stock on November 24, 2023. On December 20, 2024, the Company re-domesticated to Nevada and changed its name to “PMGC Holdings Inc.” In January 2025, the Company completed its divestiture of the Elevai Skincare business and another operating subsidiary, Elevai Biosciences, Inc., changed its name to Northstrive Biosciences.

In July 2025, the Company acquired both AGA Precision Systems and Pacific Sun Packaging, respectively.

Market, Industry and Other Research-Based Data

Our Market and Industry

We have transitioned to a diversified holding company focused on acquiring and growing valuable assets and operating businesses across various industries. Our strategy is to identify and invest in compelling opportunities—regardless of sector—with strong fundamentals, growth potential, and scalable operations. We actively seek acquisitions that complement our existing portfolio and align with our long-term value creation objectives. Our business model consists of four (4) primary components:

1.	PMGC Capital LLC, our multi-strategy investment vehicle, which seeks to generate revenue through capital deployment in undervalued assets, structured financings, and public and private market investments.

2.	NorthStrive Biosciences Inc., our biotechnology subsidiary focused on advancing clinical-stage assets toward regulatory approval and commercialization.

3.

Pacific Sun Packaging, Inc., our specialty packaging subsidiary focused on high-precision, component-level packaging solutions for the electronics and IT hardware industries, including custom-engineered protective packaging for central processing units, memory modules, solid-state drives, hard disk drives, and fiber-optic transceivers across semiconductor, data center, and networking supply chains.

4.

AGA Precision Systems LLC, our precision manufacturing subsidiary focused on high-tolerance CNC milling and turning, mold manufacturing, and machining of complex metals such as titanium and Inconel, serving aerospace, defense, and industrial customers, and operating with ITAR registration and AS9100 certification to meet stringent regulatory and quality requirements.

As part of this strategic shift, we no longer operate in the physician-dispensed cosmetics or medical aesthetics markets. The Company has transitioned to a diversified holding company structure, operating through wholly owned subsidiaries across the biotechnology, advanced manufacturing, specialty packaging, and investment sectors. We believe this diversified structure provides the Company with the ability to pursue growth opportunities across multiple industries and reduces the risks associated with concentration in a single market or product line.

Industry Data

The following industry data is derived from third-party sources that we believe to be reliable but that we have not independently verified. Investors should not place undue reliance on these estimates, and there can be no assurance that our business will grow at rates comparable to the industry projections described below. See “Risk Factors — Certain market opportunity data and forecasts in this Annual Report were obtained from third-party sources and were not independently verified by us.”

Biotechnology and Anti-Obesity Therapeutics

The global biotechnology market continues to grow, driven by advancements in gene therapies, regenerative medicine, and biologics. According to Grand View Research, the global biotechnology industry was valued at approximately $1.37 trillion in 2022 and is expected to grow at a compound annual growth rate (“CAGR”) of 12.8% from 2023 to 2030.¹ This expansion is fueled by rising research and development investments, regulatory approvals, and the increasing adoption of biotechnology-based therapies.

The weight-loss drug market has emerged as a high-growth sector, with GLP-1 receptor agonists such as Novo Nordisk’s Ozempic® and Eli Lilly’s Mounjaro® driving significant demand. Goldman Sachs projects the anti-obesity drug market could reach $100 billion by 2030.² Currently, more than 40% of adults in the United States live with obesity, a figure predicted to rise to approximately 50% by 2030.³ Obesity is a leading risk factor for the development of serious health conditions, including Type 2 diabetes and heart failure.

However, research indicates that up to 40% of weight loss from GLP-1 drugs comes from loss of lean muscle mass, creating an unmet need for therapies that preserve muscle mass during treatment.⁴ We believe this represents a significant market opportunity for our lead asset, EL-22.

Precision Manufacturing and Aerospace & Defense

The precision machining industry is a critical component of the advanced manufacturing supply chain, supporting sectors such as aerospace, defense, medical devices, energy, and industrial equipment. According to Grand View Research, the global precision machining market was valued at approximately $123 billion in 2025 and is expected to grow at a CAGR of approximately 8.1% from 2026 to 2033, driven by rising demand for high-precision components across advanced industries and accelerated adoption of CNC automation and smart manufacturing.⁵

The aerospace and defense sector in particular requires components manufactured to extremely tight tolerances from specialized materials such as titanium, Inconel, and other high-performance alloys. U.S. government initiatives and defense priorities continue to emphasize domestic production of critical parts to reduce reliance on foreign suppliers, creating opportunity for U.S.-based precision manufacturers.⁶ The global aerospace parts manufacturing market was valued at approximately $913 billion in 2023 and is expected to grow at a CAGR of approximately 4.2% from 2024 to 2030.⁷

Specialty IT Hardware Packaging

The global electronic packaging market serves the semiconductor, data center, and networking equipment supply chains and is driven by increasing demand for IT infrastructure, cloud computing, and artificial intelligence applications. According to Grand View Research, the market was valued at approximately $62.5 billion in 2024 and is expected to reach $89.7 billion by 2030, growing at a CAGR of about 6.2%, supported by expanding data center construction, growth in semiconductor production, and increasing demand for IT asset lifecycle management, resale, and refurbishment, where packaging plays a critical role in maintaining product value.⁸

The trend toward onshoring critical supply chains in the United States, combined with increasing data center capital expenditure, creates favorable demand dynamics for domestic specialty packaging providers focused on component-level IT hardware protection.

Northstrive Biosciences Products

Northstrive Biosciences leverages a first-in-class engineered probiotic approach to address the pressing issue of preserving muscle mass while on weight loss treatments, including GLP-1 receptor agonists.

EL-22

Our lead asset, EL-22, is an engineered probiotic expressing myostatin antigens, designed to elicit an immune response that helps preserve muscle mass while promoting fat loss. EL-22 has completed a Phase 1 clinical trial in South Korea, demonstrating it was generally well tolerated and safe in healthy volunteers. No subjects dropped out due to adverse events and no statistically significant difference was found between the intervention groups in the incidence of treatment-emergent adverse events.

Preclinical results of EL-22 from a 2022 study demonstrated physiological (serum creatine kinase level), physical (body weight change), and functional (rotarod test) improvements in the dystrophic features of mdx mice, a mouse model of Duchenne muscular dystrophy

(“DMD”).⁹

Based on the generated preclinical data and the mechanism of the myostatin-activin signaling pathway effect on muscle wasting, we believe that EL-22 has the potential to treat obesity in combination with GLP-1 receptor agonists by preserving muscle mass while decreasing fat mass.

In the preclinical studies:

●	EL-22 showed a statistically significant increase in anti-myostatin IgG antibody concentration, where myostatin is a key negative regulator of muscle growth.

●	EL-22 showed a statistically significant decrease in creatine kinase levels, which indicates a decrease of muscle destruction.

●	EL-22 administered to mdx mice had improved physical activity and gross motor function, as demonstrated by a longer duration during rotarod tests.

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

EL-32

Our second asset, EL-32, is a preclinical engineered probiotic expressing dual myostatin & activin-A antigens and is also positioned for the muscle preservation space as a combination to weight loss treatments, including GLP-1 receptor agonists. In a preclinical healthy mouse model, EL-32 demonstrated a statistically significant increase in activin-A and myostatin antibodies, confirming the efficacy using the ELISA test.

Pacific Sun Packaging Products and Services

Pacific Sun Packaging offers a portfolio of custom and standard packaging solutions designed for component-level IT hardware applications, including CPU packaging, memory module packaging (DIMMs and SO-DIMMs), storage device packaging (SSDs and HDDs), optical and networking packaging (fiber-optic transceivers and related networking hardware), and custom packaging solutions tailored to specific customer and component requirements. Each solution is engineered to deliver protection against electrostatic discharge (“ESD”), vibration, and mechanical damage, while enabling ease of handling, automated processing, and efficient integration into customer supply chains.

AGA Precision Systems Products and Services

AGA Precision Systems offers a suite of high-precision manufacturing services, including high-tolerance milling and turning of complex parts from hard or exotic metals, mold manufacturing for industrial and aerospace applications, and specialty metals machining of difficult materials such as titanium and Inconel that require specialized tooling, processes, and quality oversight. Components produced by AGA Precision Systems are often used in mission-critical applications where dimensional accuracy, material properties, and surface finish are essential.

Competition

We face competition across each of our operating segments.

Northstrive Biosciences — Biotechnology

The obesity and muscle preservation therapeutic market is highly competitive. Several key companies are actively developing GLP-1 drugs for obesity and complementary treatments to address associated conditions such as muscle wasting. These companies include:

1.	Novo Nordisk — a leader in the GLP-1 drug market with its products Ozempic® (semaglutide) and Wegovy® (semaglutide), which have shown substantial efficacy in weight loss and improving cardiovascular health.

2.	Eli Lilly — developer of Mounjaro® (tirzepatide) and Zepbound® (tirzepatide) for obesity treatment. Eli Lilly also acquired Versanis Bio, which is developing bimagrumab, a drug designed to increase lean muscle mass while reducing fat.

3.	Pfizer — developing danuglipron, an oral GLP-1 analog aimed at offering a more convenient dosing regimen for obesity treatment.

4.	Biohaven — developing taldefgrobep, an investigational fusion protein targeting myostatin to impact skeletal muscle growth in individuals living with overweight and obesity.

5.	Scholar Rock — developing apitegromab, an inhibitor of latent myostatin activation, and assessing its ability to preserve lean muscle mass in individuals on GLP-1 receptor agonist therapy for obesity.

6.	Veru — developing enobosarm, an androgen receptor modulator to address the loss of muscle in patients undergoing weight loss therapy with GLP-1 drugs.

7.	Altimmune — developing pemvidutide, a GLP-1 drug that has shown potential in weight loss and reduction of dyslipidemia.

8.	AstraZeneca, Bristol Myers Squibb, Novartis, and Amgen — in the early stages of developing obesity treatments, including various GLP-1 receptor agonists and other pharmacological approaches.

These companies have significantly greater financial, technical, manufacturing, marketing, and human resources than we do. There can be no assurance that we will be able to compete effectively against these or other competitors.

Pacific Sun Packaging — Specialty Packaging

The packaging industry is highly competitive and includes large multinational packaging companies as well as smaller specialized providers. Pacific Sun Packaging differentiates itself through its focus on component-level IT hardware packaging, custom engineering capabilities tailored to customer specifications, technical expertise in ESD protection and precision molding, and established reputation for reliability among IT hardware supply chain participants. We compete with both domestic and international packaging providers, some of which have substantially greater resources than we do.

AGA Precision Systems — Precision Manufacturing

The precision machining and specialty metals CNC market is competitive and includes both small niche machine shops and larger, vertically integrated manufacturers. AGA Precision Systems differentiates itself through specialized machining of hard and exotic metals to high tolerances, reputation and proven reliability in aerospace, defense, and industrial segments, existing customer relationships and repeat business, ITAR registration and AS9100 certification, mold manufacturing capabilities, and flexibility in managing small to medium-sized highly technical orders. We compete with other domestic CNC machine shops and larger manufacturers, some of which have substantially greater resources, broader capabilities, and more established customer relationships.

Operational and Competitive Strengths

We believe our competitive position is supported by the following key strengths across our operating segments:

●	Diversified Holdings Across Multiple Industries. We operate wholly owned subsidiaries across the biotechnology, advanced manufacturing, specialty packaging, and investment sectors. This diversified structure provides the Company with exposure to multiple end markets and reduces the risks associated with concentration in a single industry.

●	Strategic Capital Deployment. Through PMGC Capital LLC, we seek to deploy capital into undervalued assets and investment opportunities, with the objective of generating returns on capital while expanding our portfolio of operating businesses and investments.

●	Advancement of High-Potential Biotechnology Assets. Our subsidiary, Northstrive Biosciences Inc., is advancing EL-22 and EL-32, product candidates targeting muscle preservation in combination with weight loss treatments, addressing what we believe to be a significant unmet medical need in the obesity treatment landscape.

●	First-in-Class Oral Myostatin Approach. We believe our product candidates EL-22 and EL-32 would represent the only oral myostatin formulations currently in development, providing a potential competitive advantage over existing injectable approaches to muscle preservation. Existing approaches targeting muscle preservation in combination with weight loss therapies are administered through injectable forms, whereas our product candidates have been designed as oral capsules.

●	Specialized Precision Manufacturing Capabilities. AGA Precision Systems provides high-tolerance machining of complex and exotic metals, including titanium and Inconel, for aerospace, defense, and industrial customers. AGA’s ITAR registration and AS9100 certification position it to serve customers with stringent regulatory and quality requirements, and its U.S.-based operations align with industry trends favoring domestic production of critical components.

●	Niche IT Hardware Packaging Expertise. Pacific Sun Packaging focuses exclusively on component-level electronics packaging, providing deep technical expertise, custom engineering capabilities, and high switching costs that support long-term customer relationships. Pacific Sun serves a diversified base of commercial customers across OEMs, distributors, and ITAD firms.

●	U.S.-Based Operations. Both Pacific Sun Packaging and AGA Precision Systems operate from facilities in California, providing shorter lead times, reduced logistics risk, and alignment with industry trends favoring onshoring of critical supply chains and domestic manufacturing.

●	Flexible M&A and Licensing Model. Our holding company structure allows for strategic acquisitions, licensing arrangements, and potential spin-offs of wholly owned subsidiaries or specific assets, providing flexibility to pursue value creation opportunities across multiple sectors.

References

1.	Biotechnology Market Size Report, 2023-2030. (Grand View Research).

2.	Why the Anti-Obesity Drug Market Could Grow to $100 Billion by 2030. (Goldman Sachs).

3.	Ward ZJ, Bleich SN, Cradock AL, Barrett JL, Giles CM, Flax CN, Long MW, Gortmaker SL. Projected U.S. State-Level Prevalence of Adult Obesity and Severe Obesity. N Engl J Med 2019;381:2440-2450.

4.	Sargeant JA, Henson J, King JA, Yates T, Khunti K, Davies MJ. A Review of the Effects of Glucagon-Like Peptide-1 Receptor Agonists and Sodium-Glucose Cotransporter 2 Inhibitors on Lean Body Mass in Humans. Endocrinol Metab (Seoul). 2019 Sep;34(3):247-262.

5.	Precision Machining Market (2026 - 2033) (Grand View Research).

6.	U.S. Department of Defense, Securing Defense-Critical Supply Chains (Feb. 2022)

7.	Aerospace Parts Manufacturing Market Report (Grand View Research)

8.	Electronic Packaging Market (2025 - 2030) (Grand View Research)

9.	Sung DK, Kim H, Park SE, Lee J, Kim JA, Park YC, Jeon HB, Chang JW, Lee J. A New Method of Myostatin Inhibition in Mice via Oral Administration of Lactobacillus casei Expressing Modified Myostatin Protein, BLS-M22. Int. J. Mol. Sci. 2022, 23, 9059. https://doi.org/10.3390/ijms23169059.

Intellectual Property

We have developed a comprehensive portfolio of intellectual property, consisting of patents, patent applications, domain names, know-how and trade secrets. As of the date of this Annual Report, we have two registered domain names, six non-provisional patent applications filed, and four provisional patent applications filed.

We believe our intellectual property adequately protects our products and technology and may prevent others from commercializing products or methods substantially similar to ours.

PMGC Holdings Inc.

Patents

Below is a table, with footnotes, that includes our United States patent applications with the referenced property number(s) that are material to our business, as well as our two anticipated patent applications:

Property No.	Patent Title	Application Number and Filing Date	Application Type	Jurisdiction
1.	Fusion Protein of Myo-2 for Use in Treating Muscle Loss in Obese Patients	63/639,722, 04/29/2024	Provisional	USA
2.	Combination Therapy of a Fusion Protein of Myo-2 with a GLP-1 Receptor Agonist for Use in Treating Muscle Loss in Obese Patients	63/639,723, 04/29/2024	Provisional	USA
3.	Pharmaceutical Composition for Treatment of Muscle Loss Due to Obesity	63/639,727, 04/29/2024	Provisional	USA
4.	Combination Therapy for Treatment of Muscle Loss Due to Obesity	63/639,728, 04/29/2024	Provisional	USA

Below is a table that includes our United States patent applications as of December 31, 2025:

Patent Title	Filing Date	Application Type	Jurisdiction
Fusion Protein of Myo-2 for Use in Treating Muscle Loss in Obese Patients (1)	9/25/2024	Non-provisional	USA
Combination Therapy of a Fusion Protein of Myo-2 with a GLP-1 Receptor Agonist for Use in Treating Muscle Loss in Obese Patients (2)	9/25/2024	Non-Provisional	USA
Pharmaceutical Composition for Treatment of Muscle Loss Due to Obesity (3)	4/28/2025	Non-provisional	USA
Combination Therapy for Treatment of Muscle Loss Due to Obesity (4)	4/28/2025	Non-provisional	USA
Fusion Protein of Myo-2 for Use in Encouraging Muscle Growth in Animals (5)	4/28/2025	Non-provisional	USA
Animal Feed Additive to Encourage Muscle Growth (6)	4/28/2025	Non-provisional	USA

(1)	Non-provisional patent application based on Property.

(2)	Non-provisional patent application based on Property.

(3)	Non-provisional patent application based on Property.

(4)	Non-provisional patent application based on Property.

(5)	Non-provisional patent application based on Property.

(6)	Non-provisional patent application based on Property.

Domain Names

We have the right to use the following domain registration issued in the United States, as noted below:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name	Owner
1.	July 31, 2024	July 31, 2027	GoDaddy	www.pmgcholdings.com	PMGC Holdings Inc.
2.	April 10, 2024	April 10, 2025	GoDaddy	www.northstrivebio.com	PMGC Holdings Inc.

NorthStrive Biosciences Inc.

Patents

Property No.	Licensed Product/ Nation	Registration Number	Registration Date	Title
1.	EL-22 Korea	10-0857861-0000	2008.09.03	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
2.	EL-22 Korea	10-0872042-0000	2008.11.28	Cell Surface Expression Vector of Myostatin and Microorganisms Transformed Thereby
3.	EL-22 USA	8470551	2013.06.25	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
4.	EL-22 Japan	05634867	2014.10.24	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof
5.	EL-22 China	ZL200780101116.2	2013.06.19	Surface Expression Vector for Fusion Protein of Myo-2 Peptide Multimer and Myostatin, and Microorganism Transformed by Therof

Patent Applications

Property No.	Licensed Product/ Nation	Patent Application Serial No	Filing Date	Title
1.	EL-32 USA	18/627,462	2024.04.05	Pharmaceutical composition for alleviation, treatment, and prevention of sarcopenia containing microorganism transformed with cell surface display vector operably linked with gene encoding myostatin and activin A proteins as active ingredient
2.	EL-32 Korea	10-2022-0136606	2022.10.21	A pharmaceutical composition for alleviation, treatment and prevention of sarcopenia containing a microorganism transformed with a vector expressing myostatin and activin A on the cell surface as an active ingredient
3.	EL-22 USA	19/541,209	2026.02.16	Fusion Protein of Myo-2 for Use in Encouraging Muscle Growth in Animals
4.	EL-32 USA	19/540,888	2026.02.16	Animal Feed Additive to Encourage Muscle Growth
5.	EL-22 USA	19/540,893	2026.02.16	Fusion Protein of Myo-2 for Use in Reducing Animal Gas Emissions
6.	EL-32 USA	19/540,895	2026.02.16	Animal Supplement for Use in Reducing Animal Gas Emissions
7.	EL-22 USA	19/540,898	2026.02.16	Fusion Protein of Myo-2 for Use in Encouraging Muscle Growth in Aquatic Animals
8.	EL-32 USA	19/540,900	2026.02.16	Aquatic Animal Supplement for Use in Encouraging Muscle Growth
9.	EL-22 USA	19/540,905	2026.02.16	Fusion Protein of Myo-2 for Use in Reducing Emissions in Aquatic Animals
10.	EL-32 USA	19/540,908	2026.02.16	Aquatic Animal Supplement for Use in Reducing Emissions
11.	EL-22 USA	19/540,913	2026.02.16	Fusion Protein of Myo-2 for Use in Encouraging Muscle Growth in Poultry
12.	EL-32 USA	19/540,918	2026.02.16	Poultry Supplement for Use in Encouraging Muscle Growth

Operational and Competitive Strengths

We operate in a highly competitive biotechnology and investment landscape, facing competition from pharmaceutical companies, biotechnology firms, and investment funds. Our key competitive advantages include:

●	Strategic Capital Deployment: Through PMGC Capital LLC, we seek to acquire undervalued assets, optimizing capital returns while expanding our portfolio.

●	Diversified Holdings: We establish and acquire wholly owned subsidiaries across biotechnology, advanced manufacturing, and specialty industrial sectors, including clinical-stage and preclinical therapeutic assets, precision engineering businesses, and high-value component and packaging solutions.

●	Advancement of High-Potential Biotechnology Assets: Our subsidiary, NorthStrive Biosciences Inc., is progressing EL-22, a lead asset targeting muscle preservation in obesity treatment.

●	Flexible M&A and Licensing Model: Our structure allows for strategic acquisitions, licensing deals, and potential spin-offs, creating value for shareholders.

Sales and Marketing

As a diversified holding company, our sales and marketing activities are conducted both at the parent level and through our wholly owned subsidiaries, with strategies tailored to the specific industries in which each subsidiary operates. Our approach is designed to drive revenue growth, enhance asset value, and support strategic partnerships, licensing arrangements, and capital deployment initiatives across our biotechnology, advanced manufacturing, specialty packaging, and investment operations.

At the parent level, we focus on communicating our overall platform strategy, capital allocation approach, and subsidiary performance to investors, strategic partners, and other stakeholders.

●	We engage with institutional investors, strategic acquirers, and industry participants to enhance awareness of our diversified business model and growth strategy.

●	We support our subsidiaries’ business development efforts through targeted marketing, industry engagement, and strategic introductions.

●	We participate in industry conferences, trade events, and investor presentations across our operating sectors to facilitate relationship development, generate opportunities, and support long-term value creation.

This diversified platform allows us to allocate capital across multiple sectors, pursue complementary growth opportunities, and enhance long-term shareholder value.

Strategy

We aim to position PMGC Holdings Inc. as a leading diversified investment and holding company, leveraging strategic acquisitions, capital deployment, and asset optimization to drive long-term growth.

Our strategy is built on three key pillars:

1.	Capital Deployment for Stronger Returns

Through PMGC Capital, we focus on achieving high returns on capital by investing in undervalued assets, deploying treasury funds into public and private investments, and leveraging structured financings to maximize value.

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

Commercialization and Growth Strategy

Our commercialization and growth strategy varies by business segment:

●	NorthStrive Biosciences Inc. – focused on advancing our preclinical and clinical-stage assets and seek to create value through strategic partnerships, licensing agreements, and collaborative arrangements with biotechnology, pharmaceutical, and healthcare companies to support continued development and progression of our programs.

●	PMGC Capital LLC – focused on identifying and executing investment opportunities across public and private markets, including structured financings and investments in undervalued assets, with an emphasis on capital deployment and value creation.

●	Pacific Sun Packaging, Inc. – generates revenue through direct customer relationships, providing custom packaging solutions to customers in the semiconductor, data center, and information technology hardware industries, with a focus on customer retention and long-term supply relationships.

●	AGA Precision Systems LLC – generates revenue through contract manufacturing and precision machining services for customers in the aerospace, defense, and industrial sectors. Competitive positioning in this company is supported by technical capabilities, high-tolerance manufacturing expertise, and compliance with industry standards, including ITAR registration and AS9100 certification.

Our Facilities

Our principal executive office is located at 120 Newport Center Drive, Newport Beach, CA 92660. The office has 1,650 square feet, and the lease is on a month-to-month basis. The monthly rent is $9,273.50.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square feet)	Average Monthly Rent
Month to Month	120 Newport Center Drive, Newport Beach, CA 92660	1,650	$9,273.50

Some members of our management work outside of these premises in office space that we do not rent.

Employees

As of the date of this Annual Report, we have 32 full-time employees and 2 part-time employee. We provide employee benefits for each employee which include medical, unemployment, and work injury compensation. Our employees have not formed any employee union or association. We have developed various methods to train our employees adequately for the functions they perform and are aware of the laws and regulations affecting our industry. Our success depends on our ability to attract, retain and motivate qualified employees. We endeavor to offer employees competitive compensation packages and a positive, dynamic and creative work environment. We believe that we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

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

U.S. Biologic Drug Development Process

In the United States, biologic drugs (“biologics”) are regulated under two statutes: The Public Health Service Act PHS Act and the Federal Food, Drug, and Cosmetic Act and their implementing regulations. However, submission and approval of only one application—typically either a BLA or an NDA—is required prior to marketing. The FDA has also issued numerous “Guidance Documents” and other materials that address specific aspects of biologic development for particular types of product candidates (e.g., cells, tissues, etc.). Substantial time and financial resources are required to obtain regulatory approvals and subsequently comply with appropriate federal, state, and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the biologic development, approval, or post-approval processes may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold on ongoing clinical trials, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a biologic may be marketed in the United States generally involves the following steps:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s current good laboratory practice requirements and other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board (“IRB”) at each clinical site (or by one “commercial IRB”) before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with current Good Clinical Practices (“cGCPs”) requirements to establish the safety, purity, and potency (i.e., efficacy) of the proposed biologic for its intended use;

●	submission to the FDA of a BLA after completion of all clinical trials;

●	satisfactory outcome of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the biologic is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity, and FDA inspection of selected clinical investigation sites to assess compliance with cGCPs; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with cGCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters for monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Other submissions to an IND include protocol amendments, information amendments, IND safety reports and annual reports. Furthermore, an independent IRB for each clinical trial site (or a commercial IRB that acts as the IRB at one or more of the clinical trial sites) must review and approve the protocol and informed consent form before the clinical trial may begin. The IRB also monitors the clinical trial until completed.

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

Regulations Applicable to Our Precision Manufacturing Operations

Our precision manufacturing operations serve customers in the aerospace, defense, and industrial sectors and are subject to a range of federal and state regulatory requirements.

International Traffic in Arms Regulations (ITAR)

Certain of our precision manufacturing operations are registered with the U.S. Department of State’s Directorate of Defense Trade Controls under the ITAR, 22 C.F.R. Parts 120–130. ITAR controls the export, temporary import, and brokering of defense articles, defense services, and related technical data listed on the United States Munitions List (“USML”). As an ITAR-registered entity, our applicable subsidiaries are authorized to manufacture defense articles and provide defense services, and are required to comply with all applicable ITAR requirements, including restrictions on the transfer of controlled technical data and defense articles to foreign persons, whether inside or outside the United States. ITAR registration must be renewed annually, and we are required to maintain records, implement security protocols, and ensure that all employees with access to ITAR-controlled information are U.S. persons as defined under the regulations. Failure to comply with ITAR requirements could result in civil penalties, criminal penalties, debarment from government contracting, loss of export privileges, and reputational harm.

Export Administration Regulations

In addition to ITAR, certain of the products and technical data produced by our precision manufacturing operations may be subject to the Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security within the U.S. Department of Commerce. The EAR controls the export, reexport, and transfer of dual-use items — goods, software, and technology that have both commercial and military or proliferation applications — that are listed on the Commerce Control List or that are subject to EAR jurisdiction. We are required to determine the applicable export classification of our products and technical data and to comply with all applicable licensing requirements, end-use restrictions, and screening obligations under the EAR. Violations of the EAR may result in civil and criminal penalties, denial of export privileges, and other sanctions.

AS9100 Quality Management System Certification

Certain of our precision manufacturing operations maintain certification under AS9100, the internationally recognized quality management system standard for the aerospace, defense, and space industries, published by the Society of Automotive Engineers International. AS9100 incorporates the requirements of ISO 9001 and adds additional requirements specific to the aerospace and defense industries, including requirements related to configuration management, risk management, product safety, counterfeit parts prevention, and first article inspection. AS9100 certification is required or strongly preferred by many aerospace and defense prime contractors and government agencies as a condition to qualifying as an approved supplier. Our certified facilities are subject to periodic surveillance audits and recertification audits conducted by accredited third-party certification bodies, and must maintain ongoing compliance with the standard’s requirements to retain certification. Loss of AS9100 certification could result in the loss of existing customer qualifications, disqualification from bidding on new contracts, and reputational harm.

Occupational Safety and Health Regulations

Our precision manufacturing operations are subject to federal and state occupational safety and health laws and regulations, including those administered by the Occupational Safety and Health Administration (“OSHA”) under the Occupational Safety and Health Act of 1970. These regulations establish requirements for workplace safety, including standards related to machine guarding, hazard communication, personal protective equipment, lockout/tagout procedures, noise exposure, and other hazards associated with CNC machining and metalworking operations. Our operations in California are also subject to California Occupational Safety and Health Administration regulations, which in certain respects impose requirements that are more stringent than federal OSHA standards. Failure to comply with applicable occupational safety and health requirements could result in citations, fines, work stoppages, employee injury claims, and increased workers’ compensation costs.

Environmental Regulations

Our precision manufacturing operations involve the use, storage, handling, and disposal of materials that may be subject to federal, state, and local environmental laws and regulations, including the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, and their state-law equivalents. The machining of metals, including specialty and exotic alloys, involves the use of cutting fluids, coolants, lubricants, and other substances that may constitute hazardous materials or generate hazardous waste. We are required to comply with applicable requirements for the storage, handling, labeling, transportation, and disposal of such materials. Failure to comply with applicable environmental laws and regulations could result in fines, penalties, remediation costs, and restrictions on operations.

Government Contracting Regulations

To the extent our precision manufacturing operations provide products or services directly or indirectly to the U.S. government, such operations may be subject to federal government contracting regulations, including the Federal Acquisition Regulation and the Defense Federal Acquisition Regulation Supplement. These regulations impose requirements relating to cost accounting, pricing, procurement integrity, subcontracting, and compliance with socioeconomic policies. Non-compliance with government contracting regulations could result in contract termination, suspension or debarment from future government contracts, civil and criminal penalties, and reputational harm.

Regulations Applicable to Our Specialty Packaging Operations

Our specialty packaging operations provide custom-engineered protective packaging solutions for electronic and IT hardware components and are subject to a range of federal, state, and local regulatory requirements.

Electrostatic Discharge (ESD) Protection Standards

Our packaging solutions are engineered to comply with industry standards for electrostatic discharge protection, including standards published by the ESD Association, such as ANSI/ESD S20.20 and ANSI/ESD S541. These standards establish requirements for the handling, packaging, and transportation of ESD-sensitive electronic components. While compliance with ESD standards is generally voluntary, many of our customers in the semiconductor, data center, and networking equipment supply chains require their suppliers to demonstrate compliance with applicable ESD standards as a condition of doing business. Failure to meet customer-required ESD standards could result in product returns, customer claims, loss of business, and reputational harm.

Occupational Safety and Health Regulations

Our specialty packaging operations are subject to federal and state occupational safety and health laws and regulations, including those administered by OSHA and, for operations located in California, Cal/OSHA. These regulations establish requirements for workplace safety applicable to our manufacturing and warehouse operations, including standards related to material handling, hazard communication, personal protective equipment, and ergonomic safety. Failure to comply with applicable occupational safety and health requirements could result in citations, fines, work stoppages, and employee injury claims.

Environmental Regulations

Our specialty packaging manufacturing operations may involve the use of materials and processes that are subject to federal, state, and local environmental laws and regulations, including requirements related to air emissions, waste disposal, and the handling and storage of chemicals used in the packaging manufacturing process. We are required to comply with applicable environmental regulations, including those administered under the Clean Air Act, the Clean Water Act, RCRA, and their state-law equivalents. Failure to comply with applicable environmental laws and regulations could result in fines, penalties, and remediation costs.

California Proposition 65

Our operations and products may be subject to the requirements of California’s Safe Drinking Water and Toxic Enforcement Act of 1986, commonly known as Proposition 65. Proposition 65 requires businesses operating in California to provide warnings to consumers when their products contain chemicals known to the State of California to cause cancer, birth defects, or other reproductive harm. The list of chemicals subject to Proposition 65 is maintained and periodically updated by the California Office of Environmental Health Hazard Assessment (“OEHHA”). Non-compliance with Proposition 65 can result in significant civil penalties and private enforcement actions.

Packaging and Labeling Regulations

Our packaging products may be subject to federal and state packaging and labeling requirements, including requirements imposed by the Federal Trade Commission and state consumer protection agencies. To the extent we make environmental claims about our packaging products (e.g., recyclability, sustainability), such claims are subject to the Federal Trade Commission (“FTC”)’s Guides for the Use of Environmental Marketing Claims and analogous state regulations. We are also required to comply with any applicable product marking, labeling, or material disclosure requirements imposed by our customers or required by industry standards.

Trade and Customs Regulations

To the extent our specialty packaging operations source materials or components from international suppliers or ship products internationally, such operations may be subject to U.S. customs laws and regulations administered by U.S. Customs and Border Protection, including requirements related to import classification, valuation, country of origin marking, and applicable tariffs and duties. Changes in U.S. trade policy, including the imposition or escalation of tariffs on imported materials, could increase our cost of goods and adversely affect our margins and competitive position.

General Regulatory Matters Applicable to All Subsidiaries

In addition to the industry-specific regulations described above, all of the Company’s subsidiaries are subject to a broad range of federal, state, and local laws and regulations of general applicability, including laws and regulations relating to employment and labor (including wage and hour, anti-discrimination, and workplace accommodation requirements), employee benefits, data privacy and security, tax, anti-corruption, anti-money laundering, and securities laws. Our operations in California subject us to California-specific regulatory requirements that may, in certain respects, be more stringent than federal requirements, including those related to employment, environmental protection, and consumer protection. As we grow and expand our operations, including through acquisitions, we may become subject to additional regulatory requirements in new jurisdictions. Compliance with existing and evolving regulatory requirements may increase our costs, require changes to our business practices, and divert management resources.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes thereto, before deciding to invest in our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our Common Stock could decline, and you could lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL STRUCTURE

Our financial statements have been prepared on a going-concern basis and our continued operations are in doubt.

The uncertainty about our ability to continue in operation is based on our continuing losses from operation, limited revenue and limited working capital, among other things which existed as of year-end December 31, 2025 and December 31, 2025. As of December 31, 2025 and December 31, 2024, the Company had net working capital of $2,928,959 and $4,251,867, respectively, and has an accumulated deficit of $21,017,440 and $13,269,627, respectively. Included in the accumulated deficit are net losses of $7,747,813 for the year ended December 31, 2025 and $6,245,737 for the year ended December 31, 2024. Given all of these facts, we are dependent on obtaining funding from operations and the sale of debt or equity to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have incurred net losses each year since our inception, and we may not be able to achieve or maintain profitability in the future. We incurred net losses of $7,747,813 and $6,245,737 for the years ended December 31, 2025 and 2024, respectively. Our expenses will likely increase in the future and may be more costly than we expect and may not result in increased revenue or growth in our business. These offerings may require significant capital investments and recurring costs, maintenance, depreciation, asset life and asset replacement costs, and if we are not able to maintain sufficient levels of utilization of such assets or such offerings are otherwise not successful, our investments may not generate sufficient returns and our financial condition may be adversely affected. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, results of operations and prospects could be adversely affected. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

Our operating cash consumption significantly exceeds our revenue, and we may not be able to fund our operations without continued access to the capital markets.

Our current level of operating cash consumption materially exceeds our revenue and is not sustainable without continued infusions of external capital. If we are unable to substantially increase revenue from our operating subsidiaries, achieve returns on capital through PMGC Capital, or continue to access debt and equity financing, we may be unable to fund our operations. There can be no assurance that we will be able to reduce our operating cash burn to a level that can be sustained by our operating revenue within any particular timeframe, if at all.

We will need additional capital to conduct our operations and develop our products and businesses, and our ability to obtain the necessary funding is uncertain.

We have used, and expect to continue to use, a significant amount of cash to finance our operations, and we need to obtain significant additional capital resources in order to develop our businesses and products going forward. We may not be successful in maintaining our normal operating cash flow and the timing of our capital expenditures may not result in cash flows sufficient to sustain our operations through the next twelve months. If financing is not sufficient and additional financing is not available or available only on terms that are detrimental to our long-term survival, it could have a major adverse effect on our ability to pursue our business strategy, clinical research and product development programs, and could ultimately affect our ability to continue to function. The timing and degree of any future capital requirements and our ability to meet such capital requirements in a timely manner, on favorable terms or at all will depend on many factors, including:

●	the accuracy of the assumptions underlying our estimates for capital needs;

●	the success and growth of our acquired operating subsidiaries;

●	scientific progress in our research and development programs at Northstrive Biosciences;

●	the magnitude and scope of our acquisition strategy and our ability to identify, negotiate, finance and integrate target companies;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims;

●	the performance of PMGC Capital’s investment portfolio;

●	the number and type of pipeline products that we pursue; and

●	the development of major widespread events, including the possibility of a recession in the U.S. and globally, market volatility, geopolitical conflict, tariffs, trade restrictions and other events which could impact us and third parties on which we depend.

Additional financing through strategic collaborations, public or private equity or debt financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders, and any debt financings will likely involve covenants restricting our business activities. Further, if we obtain additional funds through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, products or pipeline assets that we might otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our business initiatives, research or product development programs, or planned acquisitions, any of which could have a material adverse effect on our financial condition or business prospects.

Our existing equity purchase facility may result in substantial dilution to our existing stockholders and may place downward pressure on the price of our Common Stock.

We have entered into an equity purchase facility with Streeterville Capital, LLC (“Streeterville”), as disclosed in previous SEC filings, pursuant to which we may consummate one or more secured pre-paid purchases of our Common Stock, and we have consummated multiple pre-paid purchases thereunder. Under these arrangements, the outstanding principal and accrued interest is convertible at the option of the investor at a price that reflects a discount to the volume-weighted average price of our Common Stock during a specified look-back period, subject to a floor price. We have issued, and expect to continue to issue, significant numbers of shares of Common Stock in settlement of amounts outstanding under these arrangements.

The conversion mechanics for the pre-paid purchases under the equity purchase facility, which allow conversion at a discount to market price, may create significant downward pressure on the trading price of our Common Stock. As the stock price declines, additional shares may be required to settle the same dollar amount of debt, potentially creating a cycle of increasing dilution and declining stock price. These dynamics could materially and adversely affect the market price of our Common Stock, the ability of existing stockholders to sell their shares at favorable prices, and our ability to raise additional capital on acceptable terms. The settlement and potential conversion of outstanding and future instruments under the equity line of credit into shares of Common Stock will result in further dilution to our existing stockholders, and the magnitude of such dilution will depend on market conditions at the time of conversion.

Our equity interests in our key subsidiaries and the assets of those subsidiaries are pledged as collateral under our equity purchase facility with Streeterville, and a default on our obligations pursuant to such facility could result in the loss of our operating businesses.

In connection with our equity purchase facility with Streeterville, we entered into a Security Agreement and a Pledge Agreement, pursuant to which we pledged, as collateral, (i) 100% of the equity interests (membership interests and stock, respectively) in our wholly-owned subsidiaries, AGA Precision Systems and Pacific Sun Packaging, and (ii) substantially all of the assets of these subsidiaries. Streeterville holds a first-position security interest in this collateral (subordinate only to certain permitted liens). If we default on our obligations under such agreements, Streeterville is entitled to seize the pledged equity interests or the assets of the subsidiaries. This may result in the loss of one or more of our primary operating businesses, which would have a material adverse effect on our financial condition and ability to continue operations.

We have conducted multiple reverse stock splits in a short period of time, which may adversely affect the market price of our Common Stock and investor confidence.

Since November 2024, we have completed multiple reverse stock splits of our Common Stock. Reverse stock splits may be viewed negatively by investors and analysts as an indication of financial difficulty or poor stock performance. There can be no assurance that the market price of our Common Stock following any reverse stock split will remain at a level proportional to the prices prior to the reverse stock split. The repeated use of reverse stock splits may diminish investor confidence, reduce trading liquidity, and adversely affect our ability to attract and retain investors. If we are unable to maintain compliance with the Nasdaq listing requirements, including the minimum bid price rule, we may be required to undertake further reverse stock splits in the future, which could result in additional negative market perception and further dilution on a per-share basis for investors who acquired shares prior to such splits.

If we fail to generate sufficient cash flow from our operations, we will be unable to continue to develop and commercialize our products and grow our businesses.

We expect capital outlays and operating expenditures to increase over the next several years as we expand our operations, pursue acquisitions, and conduct research and development and manufacturing activities. However, our present and future funding requirements will depend on many factors, including, among other things:

●	the level of research and development investment required to maintain and improve our competitive position;

●	the success of product sales and service revenue at our operating subsidiaries and related collections;

●	the returns on capital deployed by PMGC Capital;

●	our need or decision to acquire or license complementary businesses, products or technologies;

●	costs relating to the expansion of our workforce, management and operational support across multiple subsidiaries;

●	competing technological and market developments; and

●	costs relating to changes in regulatory policies or laws that affect our operations.

As a result of these factors, we may need to raise additional funds, and we cannot be certain that such funds will be available to us on acceptable terms when needed, if at all. If we cannot raise funds on acceptable terms, we may not be able to expand our operations, develop new products, take advantage of future opportunities or respond to competitive pressures or unanticipated business requirements.

We may need, but be unable, to obtain additional funding on satisfactory terms, which could dilute our stockholders or impose burdensome financial restrictions on our business.

We have relied upon cash from financing activities. In the future, we hope to rely on revenues generated from operations to fund the cash requirements of our activities. However, there can be no assurance that we will be able to generate any significant cash from our operating activities in the future. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us, if at all. Any debt financing or other financing of securities senior to the Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose our existing sources of funding and impair our ability to secure new sources of funding.

We may be unable to realize the expected value from the divestiture of our Elevai Skincare business, including earn-out payments.

In connection with the divestiture of our Elevai Skincare business, the purchase consideration included potential earn-out payments contingent upon the buyer achieving certain revenue milestones over specified periods following the closing. There can be no assurance that the buyer will achieve these milestones or that we will receive any earn-out payments. If the buyer’s business underperforms, experiences operational difficulties, or ceases operations, we may receive little or no additional consideration beyond the amounts received at closing. Additionally, shares of the buyer’s common stock received as consideration may have limited liquidity and their value may decline.

Changes in tax laws or regulations could adversely affect our business and financial results.

We are subject to U.S. federal, state and local tax laws, which are complex and subject to change. Changes in tax laws, regulations, or interpretations thereof, including changes resulting from new legislation, could increase our tax obligations, reduce the value of our deferred tax assets, or otherwise adversely affect our financial condition and results of operations. In addition, tax authorities may disagree with our tax positions or the manner in which we allocate income and deductions among our subsidiaries, which could result in additional tax liabilities, interest and penalties.

RISKS RELATED TO OUR HOLDING COMPANY STRUCTURE AND ACQUISITION STRATEGY

Our diversified holding company structure may make our business more complex and difficult to manage.

We operate as a diversified holding company with subsidiaries across multiple industries, including biotechnology, precision manufacturing, specialty packaging, and investment activities. This structure increases the complexity of our operations, financial reporting, internal controls, and management oversight. Each of our subsidiaries operates in distinct markets with unique regulatory requirements, competitive dynamics, and capital needs.

Managing multiple disparate businesses requires broad management expertise, robust financial and operational reporting systems, and the ability to allocate capital and personnel effectively across unrelated industries. Our management team is small, and the breadth of our operations may strain our resources. If we are unable to effectively manage this complexity, our business, financial condition, and results of operations could be adversely affected.

Our results depend on our ability to allocate capital effectively across our subsidiaries and investments.

Our business model relies on deploying capital across multiple subsidiaries and investment opportunities. Our ability to generate returns depends on management’s judgment in allocating capital among competing opportunities, including acquisitions, internal investments, strategic initiatives, and investments through PMGC Capital.

There can be no assurance that our capital allocation decisions will achieve desired returns. Capital deployed into underperforming subsidiaries or unsuccessful investments represents an opportunity cost and may result in impairment charges. Misallocation of capital could materially adversely affect our financial condition and long-term shareholder value.

We may not realize anticipated benefits from operating as a platform of multiple businesses.

We may not achieve expected operational, strategic, or financial benefits from managing multiple subsidiaries under a single corporate structure. Our subsidiaries may operate independently with limited synergies, and the costs associated with maintaining a diversified platform—including corporate overhead, compliance costs, management attention and reporting requirements—may outweigh the benefits. If the anticipated advantages of our holding company structure do not materialize, our financial condition and results of operations could be adversely affected.

Our growth strategy depends on acquisitions, which involve significant risks and uncertainties.

A core element of our business strategy is to grow through the acquisition of operating companies and assets. We have completed multiple acquisitions and intend to continue pursuing additional acquisitions. These transactions involve numerous risks, including:

●	difficulties in identifying suitable targets at reasonable valuations;

●	failure to accurately assess the value, prospects, strengths and weaknesses of acquisition candidates;

●	inability to negotiate favorable terms or obtain financing for acquisitions;

●	failure to complete transactions after expending significant time and resources on due diligence;

●	difficulties in integrating acquired businesses, operations, technologies, systems and personnel;

●	assumption of unknown or undisclosed liabilities, including potential legal, regulatory, tax, environmental or contractual obligations;

●	disruption to our existing business and diversion of management attention;

●	loss of key employees, customers or suppliers of acquired businesses;

●	potential impairment of acquired goodwill and intangible assets;

●	dilution to existing stockholders from equity issued as acquisition consideration or to finance acquisitions; and

●	increased debt and associated covenants and restrictions.

Acquired businesses may not perform as expected and may require significantly more capital than anticipated. Failure to successfully identify, execute, finance or integrate acquisitions could materially adversely affect our business, financial condition, and results of operations.

Potential business combinations could require significant management attention, prove difficult to integrate, and adversely affect our operating results.

Business combinations generally involve a number of additional difficulties and risks to our business, including failure to integrate management information systems, personnel, research and development and marketing, operations, sales and support; disruption of our ongoing business and diversion of management’s attention from other business matters; potential loss of the acquired company’s customers; failure to further develop or integrate the acquired company’s products or technology successfully; unanticipated costs and liabilities; and other accounting consequences.

In addition, we may not realize benefits from any business combination we may undertake in the future. If we fail to successfully integrate such businesses, or the products and technologies associated with such business combinations into our Company, the revenue and operating results of the combined company could be adversely affected. Any integration process would require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate, integrate or utilize the acquired technology and product lines or accurately forecast the financial impact of a combination.

The purchase price allocations for our acquisitions may be preliminary and subject to adjustment, which could materially affect our reported financial results.

In connection with our acquisitions, the initial purchase price allocations may be preliminary and subject to adjustment as we finalize our valuations of identifiable assets acquired and liabilities assumed. Adjustments to preliminary purchase price allocations during the measurement period could result in changes to the carrying values of acquired assets and liabilities, including goodwill, intangible assets, property and equipment, and deferred tax liabilities. Such adjustments could materially affect our consolidated balance sheet, results of operations and financial condition in future periods.

We have recorded goodwill on our consolidated balance sheet that may be subject to impairment, which could adversely affect our financial results.

We have recorded goodwill arising from our acquisitions. Goodwill is not amortized but is subject to annual impairment testing, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that could trigger an impairment review include, among others, a significant decline in expected future cash flows of an acquired business, deterioration of market conditions, loss of key customers, underperformance relative to projected financial results, and a sustained decline in the market price of our Common Stock. If any of our reporting units fail to achieve projected results or if market conditions deteriorate, we may be required to record a non-cash goodwill impairment charge, which could have a material adverse effect on our reported financial results and the market price of our Common Stock.

Earn-out and contingent consideration arrangements may result in disputes or financial obligations that adversely affect our results.

Certain of our acquisition agreements include earn-out or contingent consideration provisions that are payable based on the achievement of specified financial milestones by the acquired businesses. If acquired businesses achieve the applicable performance thresholds, we will be required to make additional payments that will increase the overall cost of the acquisitions and reduce our available cash. Conversely, disagreements with sellers regarding the measurement or achievement of earn-out targets could result in disputes, litigation or strained relationships with key personnel who remain involved in the acquired businesses. Changes in fair value of contingent consideration are recognized in earnings and may cause volatility in our reported results of operations.

We depend on the founders and key employees of our acquired businesses, and their departure could adversely affect the performance of those businesses.

Our recently acquired subsidiaries have historically been operated by their founders and small teams with deep customer relationships, specialized technical knowledge and institutional know-how. The success of these businesses following acquisition depends in significant part on our ability to retain and motivate these individuals during the transition period and beyond. If the former owners or other key employees of our acquired businesses depart or become disengaged, we may experience disruptions to operations, loss of customer relationships, loss of critical technical expertise, and a decline in the performance of these businesses, any of which could materially adversely affect our revenue and results of operations.

RISKS RELATED TO OUR OPERATING SUBSIDIARIES

Risks Related to Northstrive Biosciences Inc. (Biotechnology)

Our biotechnology subsidiary, Northstrive Biosciences, is at an early stage of product development, and we may not develop products that can be successfully commercialized.

Northstrive Biosciences is at an early stage of product development. As of the date of this Annual Report, we have not commercialized any therapeutic products. Our lead asset, EL-22, has completed a Phase 1 clinical trial in South Korea but has not yet been tested in human subjects in the United States. Our second asset, EL-32, is in the preclinical stage. A key element of our growth strategy depends on our ability to develop and advance these product candidates through clinical trials, obtain regulatory approvals, and ultimately commercialize products, which may take many years and may never occur. We may not be able to successfully commercialize or synthesize any of our product candidates at a scale that is profitable. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost effectiveness that could prevent or limit their use.

Because our future commercial success with respect to our Licensed Products (as defined below) depends on gaining regulatory approval, we cannot generate therapeutic revenue without obtaining such approvals.

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

We cannot guarantee that any marketing application for our product candidates will be approved. If we do not obtain regulatory approval of our products or we are significantly delayed or limited in doing so, we cannot generate therapeutic revenue, and we may need to significantly curtail operations related to Northstrive Biosciences.

(“Field” means (a) all prophylactic and therapeutic uses in humans, including but not limited to the prevention and treatment of muscular (including, but not limited to, Duchenne muscular dystrophy and sarcopenia), obesity, metabolic, renal, cardiovascular, psychological, psychiatric, neurologic, and endocrine conditions in humans; and (b) all uses in animal health, including all applications as a feed additive.

“Licensed Products” means any therapeutic product or course of treatment, in the Field comprising one or more Compound(s) including any Improvement(s) thereto. Capitalized terms in this definition not defined herein have the meanings set forth in the License Agreement between the Company and MOA Life Plus Co., Ltd (“MOA”) dated April 30, 2024, as amended, and as assigned to Northstrive Biosciences on February 28, 2025).

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

The ability to proceed with human clinical trials for our product candidates is contingent upon receiving FDA clearance of our eventual IND submission. If the FDA requires us to provide extensive additional data to demonstrate safety and efficacy, including without limitation generating additional preclinical data, conducting further toxicology or pharmacology studies or addressing unforeseen issues, we may face significant delays or be unable to proceed as planned. In addition, as one of the first companies pursuing an oral myostatin formulation combined with GLP-1 receptor agonists, we may encounter heightened regulatory scrutiny. Regulators may impose unexpected conditions, mandate more extensive trials or request additional safety and efficacy data, all of which could increase our costs and delay timelines.

If we are unable to successfully complete preclinical testing and clinical trials of the Licensed Products or experience significant delays in doing so, our business will be materially harmed.

We expect to invest material efforts and financial resources in the development of the Licensed Products. Our ability to generate product revenues from our therapeutic candidates, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of the Licensed Products.

The commercial success of the Licensed Products will depend on several factors, including successful completion of preclinical studies and clinical trials; receipt of marketing and pricing approvals from regulatory authorities; obtaining and maintaining patent and trade secret protection for the Licensed Products; establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and commercializing our products, if and when approved, whether alone or in collaboration with others.

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

Adverse events or serious adverse events that may be observed during clinical trials of the Licensed Products could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including regulatory withdrawal of approval, mandatory labelling changes, additional clinical trials, removal from the marketplace, patient litigation, and reputational damage. These events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing the Licensed Products.

We license from a third party the rights to our therapeutic product candidates and are therefore subject to the risk that we lose this license after investing substantial resources.

Under the License Agreement with MOA, MOA granted Northstrive Biosciences an exclusive license to commercialize under certain of MOA’s patent rights concerning two Licensed Products: (i) a clinical stage engineered probiotic expressing myostatin (EL-22) and (ii) a preclinical engineered probiotic expressing dual myostatin & activin-A antigens (EL-32). If MOA terminates the License Agreement under the terms thereunder, including, amongst other things, if we breach our obligations under the License Agreement, or the license expires before we can successfully commercialize a product candidate, our investment in research, development, and commercialization efforts for such product candidate(s) would be lost. Additionally, if we or MOA fail to adequately protect the related intellectual property rights relating to the Licensed Products, we may not realize the perceived or potential benefits of the License Agreement.

Our products under development could be rendered obsolete by technological or other medical advances.

Our products under development may be rendered obsolete or uneconomical by our competitors’ products or technological advances or those advances within other markets that may better or more inexpensively address the conditions that our products are designed to address. Biotechnology is rapidly developing and could undergo significant change in the future. Several key companies are actively developing GLP-1 drugs for obesity and complementary treatments to address associated conditions such as muscle wasting, and research and discoveries by other bioengineering, pharmaceutical or other companies may render our technologies or potential products uneconomical or result in products superior to those we develop.

Since we rely on third parties to conduct, supervise and monitor pre-clinical and clinical trials, their failure to perform satisfactorily may materially harm our business.

We rely on contract research organizations (“CROs”) and other third parties to ensure the proper and timely conduct of our pre-clinical and clinical trials for the Licensed Products. While we have agreements governing the activities of such CROs and other third parties, we cannot guarantee the actual performance of these CROs and third parties. Nevertheless, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and that all legal, regulatory and scientific standards are met. Our reliance on CROs and other third parties does not relieve us of our regulatory responsibilities.

If we or our CROs fail to comply with cGCPs, which are the ethical, scientific, and quality standards established by the FDA and the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulators may require us to perform additional clinical trials before approving any marketing applications. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated, and we may not obtain regulatory approval for our product candidates.

Because third parties may be developing competitive products without our knowledge, we may later learn that competitive products are superior to the Licensed Products.

We face potential competition from companies that may be developing competitive products that are superior to one or more of the Licensed Products. If in the future we learn of the existence of one or more competitive products, we may be required to cease our development efforts for a product candidate, cause a partner to terminate its support of a product candidate, or cause a potential partner to terminate discussions about a potential license. Any of these events may occur after we have expended substantial amounts in connection with the clinical research of one or more product candidates.

Our therapeutic products may be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.

Our therapeutic products may be significantly more expensive to manufacture than other products currently on the market. We hope to substantially reduce manufacturing costs through process improvements, development of new methods, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these improvements, our profit margins may be significantly less than those of competitive products. In addition, we may not be able to charge a high enough price for any product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our pipeline products, our business will be materially and adversely impacted.

Risks Related to Pacific Sun Packaging, Inc. (Specialty Packaging)

Pacific Sun Packaging operates in a competitive industry and may face pricing pressure from larger competitors.

The packaging industry is highly competitive and includes large multinational packaging companies as well as smaller specialized providers.

Pacific Sun Packaging competes primarily on the basis of specialization in component-level IT hardware packaging, custom engineering capabilities, and reputation for reliability. Larger competitors may have significantly greater financial, manufacturing, marketing and distribution resources. If competitors offer comparable products at lower prices or invest in technologies that render our packaging solutions less competitive, Pacific Sun’s revenue and margins could be adversely affected.

Pacific Sun Packaging’s revenue depends on the IT hardware industry, which is subject to cyclical and secular changes.

Pacific Sun Packaging designs and supplies custom-engineered protective packaging for IT hardware components, including CPUs, memory modules, SSDs, HDDs, and fiber-optic transceivers. Demand for Pacific Sun’s products is driven by activity levels in the semiconductor, data center, and networking equipment supply chains. These industries are subject to cyclical downturns, shifts in technology, and changes in end-market demand. A decline in IT hardware production, changes in component form factors that reduce the need for specialized packaging, or a shift to packaging solutions that do not require Pacific Sun’s products could materially and adversely affect Pacific Sun’s revenue and results of operations.

Pacific Sun Packaging is dependent on a limited number of suppliers for raw materials and components.

A significant portion of Pacific Sun’s inventory purchases are concentrated among a limited number of key suppliers. Although we believe that alternative suppliers are available, a disruption in supply from one or more of these key suppliers, or a significant increase in the cost of raw materials, could adversely affect Pacific Sun’s ability to fulfill customer orders on a timely basis and at acceptable margins.

Risks Related to AGA Precision Systems LLC (Precision Manufacturing)

AGA Precision Systems operates in industries subject to stringent regulatory requirements, including International Traffic in Arms Regulations.

AGA Precision Systems operates in industries subject to export control laws and regulations, including the ITAR. AGA is ITAR-registered and maintains AS9100 certification, reflecting the stringent quality and regulatory requirements of its aerospace and defense customers. Compliance with these regulations is complex and costly. Any failure to comply could result in significant penalties, loss of export privileges, reputational harm, restrictions on our ability to conduct business with certain customers, including U.S. government and defense contractors, and potential debarment from government contracting. Changes in export control regulations, trade restrictions, tariffs, or international sanctions could also adversely affect AGA’s ability to conduct business and serve its customers.

Maintaining and renewing industry certifications, including AS9100, is critical to AGA’s ability to serve its customers.

AGA Precision Systems holds AS9100 certification, which is required or strongly preferred by many aerospace and defense customers. Loss of or failure to renew this certification, or failure to meet evolving certification standards, could result in the loss of existing customers, inability to bid on new contracts, and reputational damage. The certification process requires ongoing compliance with quality management standards, investment in systems and personnel, and periodic audits. There can be no assurance that AGA will maintain its certifications at all times, and any lapse could have a material adverse effect on AGA’s revenue and competitive position.

AGA Precision Systems has incurred, and may continue to incur, significant repair and maintenance costs, and the condition of its equipment may require ongoing capital investment.

Following the acquisitions of AGA Precision Systems and certain assets of Indarg Engineering, Inc., we incurred significant costs related to building maintenance, machine repair and recalibration of equipment. These costs were necessary to optimize operations and maintain the useful lives of acquired equipment. There can be no assurance that additional significant repair, maintenance or capital expenditure costs will not be required in the future. If the acquired equipment requires replacement or further significant investment, our results of operations and cash flows could be adversely affected.

AGA Precision Systems has historically operated without a formal sales and marketing function, which may limit its growth.

AGA Precision Systems has historically grown via referrals and repeat orders without a formalized sales or marketing department. While we believe there is opportunity to augment growth via more proactive business development, we cannot assure you that investments in sales and marketing efforts will result in meaningful revenue growth. If we are unable to expand AGA’s customer base beyond its existing network of relationships, AGA’s growth may be limited and its financial performance may be adversely impacted.

Risks Related to All Operating Subsidiaries

Our operations across multiple industries expose us to diverse and potentially conflicting market risks.

We operate in multiple industries, including biotechnology, aerospace and defense manufacturing, specialty packaging, and financial investments. These industries are subject to different economic cycles, regulatory frameworks, and competitive pressures. Adverse developments in any one sector may not be offset by performance in other segments, and the diversification of our operations may not mitigate overall risk as expected. A downturn affecting one or more of our operating sectors could have a disproportionate impact on our consolidated results.

We may be subject to liability for workplace safety and employment-related claims across our operating subsidiaries.

Our manufacturing subsidiaries operate facilities that involve the use of heavy machinery, hazardous materials, and industrial processes that present inherent risks of workplace accidents and injuries. We are subject to federal, state and local occupational safety and health laws and regulations, including those administered by the Occupational Safety and Health Administration (“OSHA”). Failure to comply with these requirements could result in fines, penalties, work stoppages, or litigation. In addition, employment-related claims, including claims related to wages, benefits, discrimination, harassment, wrongful termination, or misclassification of employees or independent contractors, could result in significant legal costs and liabilities. We rely in part on employees seconded from entities controlled by our Chief Executive Officer and Chairman pursuant to the Company’s secondment agreements with each, and the classification and treatment of these individuals could be subject to challenge by regulatory authorities.

Our insurance coverage may be inadequate to protect us against all potential losses and liabilities.

We maintain insurance coverage that we believe is customary for businesses of our size and type; however, there can be no assurance that our insurance will be sufficient to cover all potential claims, liabilities or losses, including product liability, property damage, business interruption, cybersecurity incidents, environmental liabilities, and professional liability. Certain types of losses may be uninsurable or may only be insurable at prohibitive cost. If we incur losses or liabilities that exceed or are not covered by our insurance, our financial condition and results of operations could be materially adversely affected.

A portion of our revenue may be derived from a limited number of customers.

Certain of our subsidiaries may depend on a limited number of key customers or contracts. The loss of one or more significant customers, a reduction in orders, or unfavorable changes in the terms of business with these customers could materially adversely affect our revenue and operating results. Our recently acquired subsidiaries, Pacific Sun Packaging and AGA, are in the early stages of operating under PMGC’s ownership, and customer relationships established by prior owners may not transfer smoothly or be maintained over time.

Disruptions in supply chains or manufacturing operations could adversely affect our business.

Our manufacturing and packaging operations depend on the availability of raw materials, components, and third-party services. Disruptions in supply chains, including those caused by geopolitical events, inflation, tariffs, trade restrictions, natural disasters, pandemics, labor disputes, supplier insolvency or supplier concentration, could increase costs, delay production and impair our ability to fulfill customer orders. If we are unable to maintain adequate supply chain resilience across our operating subsidiaries, our revenue, margins and customer relationships could be adversely affected.

A disruption in our operations could have an adverse effect on our business.

Our operations, including those of our subsidiaries, third-party suppliers and distribution partners, are subject to the risks inherent in manufacturing and distribution activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety and licensing requirements and other regulatory issues, as well as natural disasters, pandemics or other public health emergencies, acts of terrorism and other external factors beyond our control. The loss of, or damage to, any of our operating facilities or those of our key suppliers may have an adverse effect on our business, financial condition, results of operations and prospects.

To sustain our growth, we will need to increase the size of our organization, and we may encounter difficulties managing growth across multiple subsidiaries.

If we are able to successfully grow our operating subsidiaries and execute additional acquisitions, we may experience significant growth in the number of our employees and the scope of our operations across disparate industries. The resulting growth will place significant demands on our financial, managerial and operational resources. We may not be able to accurately forecast the number of employees required, the timing of their hire or the associated costs of expansion. Our success will depend on the ability of our executive officers and senior management to implement and improve operational, information management and financial control systems across multiple businesses and to expand, train and manage our employee base. Our inability to manage growth effectively may cause our operating costs to grow faster than anticipated and adversely affect our results of operations.

RISKS RELATED TO OUR INVESTMENT ACTIVITIES (PMGC CAPITAL)

PMGC Capital LLC may be deemed an “investment company” under the Investment Company Act of 1940, which could impose significant regulatory burdens.

PMGC Capital LLC is a multi-strategy investment firm engaged in investing, lending and pursuing diversified investment opportunities. If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), we would become subject to extensive regulation, which could impose significant compliance costs and operational restrictions. Under the 1940 Act, a company may be deemed to be an investment company if more than 40% of its total assets (exclusive of cash and U.S. government securities) consist of “investment securities.” We must ensure that we do not exceed this threshold. If we fail to maintain our exclusion from the 1940 Act, we could be required to register as an investment company, which would impose significant limitations on our capital structure, affiliate transactions and other aspects of our business, or we could be required to restructure our operations or divest certain assets. Any such outcome could materially adversely affect our business, financial condition, and operations.

PMGC Capital’s investment activities subject us to market risk, and we may incur losses on our investment portfolio.

Through PMGC Capital, we hold investments in publicly traded equity securities, private company stock, and convertible debentures. These investments are subject to market risk, including fluctuations in the market prices of publicly traded securities, credit risk associated with debt instruments, and liquidity risk associated with private company investments. We have in the past recognized, and may in the future recognize, realized and unrealized losses on our investment portfolio. There can be no assurance that our investments will appreciate in value or that we will not incur additional losses. Poor investment performance may adversely affect our financial results and our ability to fund operations.

RISKS RELATED TO REGULATORY, LEGAL AND INTELLECTUAL PROPERTY MATTERS

We may become subject to litigation, regulatory proceedings, or governmental investigations that could be costly and time-consuming.

From time to time, we may be subject to legal proceedings, claims, disputes, regulatory inquiries, or governmental investigations arising in the ordinary course of business or otherwise. Such matters may include contract disputes, employment claims, intellectual property disputes, product liability claims, stockholder litigation, regulatory enforcement actions, or claims arising from our acquisitions or divestitures. Litigation and regulatory proceedings are inherently uncertain, and adverse outcomes could result in significant monetary damages, injunctive relief, penalties, or restrictions on our business activities. Even if we prevail, the costs of defending against such claims may be substantial and could divert management’s attention from our business operations.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance could expose us to significant penalties.

We are subject to the U.S. Foreign Corrupt Practices Act, and other anti-corruption and anti-bribery laws and regulations. As we expand our operations, pursue international business relationships, and engage third-party consultants, distributors and partners, our exposure to these laws increases. Any violation or alleged violation could result in significant criminal and civil penalties, sanctions, and reputational harm. Our policies and procedures designed to promote compliance with these laws may not be effective in preventing all violations by our employees, consultants, agents, or business partners.

Changes in U.S. trade policy, tariffs, and international relations could adversely affect our supply chain and cost structure.

Our manufacturing and packaging operations depend on materials and components that may be sourced domestically or internationally. Changes in U.S. trade policy, including the imposition or escalation of tariffs, export controls, sanctions, or trade restrictions, could increase our costs, disrupt our supply chains, or limit our ability to serve certain customers. AGA Precision Systems operates in the aerospace and defense sector, which is particularly sensitive to changes in government policy, defense spending priorities, and international relations. Adverse changes in any of these areas could materially affect our revenue and profitability.

If we fail to protect or enforce our intellectual property, others could compete against us more directly and we may not be able to compete effectively in our market.

Our success depends in part on our ability to protect our intellectual property rights. We rely on a combination of trademarks, trade secrets, confidential proprietary information, domains, patent rights and other intellectual property rights to protect our intellectual property. We also rely on patent applications licensed by us for the Licensed Products which we are contractually obligated to file, prosecute and maintain under our License Agreement with MOA. Patent protection is limited in time, and we may be unsuccessful in developing and commercializing a product before a patent expires and the underlying technology becomes available for commercialization by competitors, in which case our investment of substantial time and resources towards the applicable product or product candidate could be lost without the realization of the benefits we anticipated.

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

We may not be able to protect our proprietary technology, which may harm our ability to operate profitably.

The molecular biology and bioprocessing industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that we will succeed in obtaining any patents or obtain them in a timely manner; that the use of our technology will not infringe on the proprietary rights of others; that patent applications relating to our product candidates will result in the issuance of any patents; that we will be successful in monitoring, enforcing or otherwise protecting our patents or other intellectual property rights; or that patents will not be issued to other parties which may be infringed by our potential products or technologies.

Patents held by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use disputed technologies.

A number of biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to technologies potentially relevant to or required by our expected products. If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, we might not be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our target markets.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our target markets. If we are unable to establish name recognition based on our trademarks and trade names, our business may be adversely affected.

If we infringe or are alleged to infringe intellectual property rights of third parties, our business could be harmed.

Our research, development and commercialization activities may infringe or otherwise violate or be alleged to infringe or otherwise violate patents owned or controlled by other parties. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages or be forced to stop or delay research, development, manufacturing or sales of the applicable product or product candidate.

We may need to license additional intellectual property from third parties in the future, and such licenses may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our future products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our prospective products, in which case we would be required to obtain a license from these third parties. Failure to obtain such licenses on commercially reasonable terms may limit or eliminate our ability to develop or commercialize our future product candidates, which may have a negative impact on our business and results of operations.

A recall or suspension of sale of our products, or the discovery of serious safety issues, could have a significant negative impact on us.

The FDA and comparable agencies of other countries regulate certain of our products. The FDA and equivalent foreign regulatory authorities have the authority to require the recall or suspension, either temporarily or permanently, of commercialized products in the event that a product has a reasonable probability of causing a serious adverse health risk due to adulteration or misbranding. Recalls, suspensions or other notices relating to any products that we distribute would divert managerial and financial resources and have an adverse effect on our reputation, financial condition and operating results.

Regulations governing our products could harm our business.

Certain of our products are or will be subject to extensive government regulation by numerous federal, state and local government agencies and authorities. Many of these laws and regulations involve a high level of subjectivity, are subject to interpretation, and vary significantly from market to market. These laws and regulations can have several impacts on our business, including delays or prohibitions in introducing or selling a product in one or more markets; limitations on the claims we can make regarding our products; and delays, expenses and potential product reformulations associated with compliance.

Government regulations relating to marketing and advertising may restrict, inhibit or delay our ability to sell our products.

If our products are marketed outside of their intended use, regulatory agencies such as the FDA or the FTC may investigate our marketing practices. Government authorities may regulate advertising and product claims regarding the benefits of our products, and enforcement actions could require us to revise our marketing materials, amend our claims or stop selling certain products, which could harm our business.

We may incur product liability claims that could harm our business, and past product liability claims relating to our previously divested Elevai Skincare products could still adversely affect our business.

We may be subject to various product liability claims related to the products we sell or develop. Product liability claims could increase our costs, cause negative publicity, and adversely affect our business and financial results. Although we maintain general liability insurance, this insurance may not fully cover potential liabilities.

In addition, even though we completed the divestiture of our Elevai Skincare business in January 2025, we may still be subject to liability for past product claims related to those products. Prior to the divestiture, we marketed and sold skincare products, and claims related to those products—including adverse reactions, product contamination, or labeling inaccuracies—could result in legal action against us. We cannot assure you that the indemnification provisions in the asset sale agreement will fully protect us from such liabilities. In connection with the divestiture, we also provided certain representations, warranties and indemnification obligations. Claims under these provisions could arise if post-sale issues emerge, such as regulatory non-compliance, product defects, or third-party intellectual property claims. If such claims are asserted and indemnification is required, we could incur substantial financial obligations.

We may not have sufficient product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

The development, testing, manufacturing, marketing and sale of our products entail an inherent risk of product liability claims. We currently have a limited amount of product liability insurance, which may not be adequate to meet potential product liability claims. Adequate insurance coverage may not be available in the future on acceptable terms, if at all. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

Our employees, independent contractors, consultants, distributors, vendors and strategic partners may engage in misconduct or improper activities.

We are exposed to the risk that our employees, independent contractors, consultants, distributors, vendors, strategic partners and other individuals or entities with whom we have arrangements may engage in unethical, fraudulent or illegal activity. It is not always possible to identify and deter misconduct by these parties, and the precautions we take to detect and prevent these activities may not be effective. If such actions are instituted against us, those actions could result in government investigations, legal proceedings, the imposition of significant fines or other sanctions, which could adversely affect our ability to operate our business and our results of operations.

If we, or our third-party manufacturers fail to comply with environmental laws and regulations, we could become subject to fines or penalties.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We cannot eliminate the risk of contamination, which could cause an interruption of our business operations and environmental damage resulting in costly clean-up and liabilities.

If our third-party suppliers, logistics providers, and manufacturers do not comply with ethical business practices or applicable laws, our reputation and business could be harmed.

Our reputation and our customers’ willingness to purchase our products and services depend in part on our suppliers’, manufacturers’, and service providers’ compliance with ethical employment practices and all legal and regulatory requirements relating to the conduct of their businesses. We do not exercise control over our third-party service providers and cannot guarantee their compliance with ethical and lawful business practices.

The divestiture of our Elevai Skincare business could negatively impact our operations and strategic positioning.

In January 2025, we completed the divestiture of our Elevai Skincare business as part of our strategic realignment. While this divestiture allows us to focus on our core businesses, it may result in operational and strategic challenges, including adverse market perception, loss of diversification, and potential unforeseen expenses or liabilities related to the transition. If we fail to manage this transition effectively, our financial condition, results of operations and future growth prospects could be adversely affected.

RISKS RELATED TO OUR MANAGEMENT AND GOVERNANCE

Our corporate governance documents and Nevada law may have anti-takeover effects that could discourage, delay, or prevent a change in control.

Provisions of our articles of incorporation, bylaws, and Nevada law may have the effect of discouraging, delaying, or preventing a merger, acquisition, tender offer, or other change in control of the Company that stockholders might consider favorable, including transactions in which stockholders might receive a premium over the then-current market price of our Common Stock. These provisions include the authority of the Board to issue preferred stock with rights, preferences, and privileges determined by the Board without stockholder approval, advance notice requirements for stockholder proposals and director nominations, and other provisions of Nevada corporate law that may limit the ability of stockholders to effect a change in control. These provisions may frustrate or prevent any attempt by stockholders to replace or remove our current management.

If we lose key personnel or are unable to attract and retain qualified personnel, we may be unable to execute our business plan.

We have a limited number of employees. Our Chief Executive Officer serves in a non-employee capacity pursuant to his consulting agreement with the Company. Our success depends on our continued ability to attract, retain and motivate highly qualified management, business development, and operational personnel. Our success depends in large part on the efforts and abilities of our Chief Executive Officer and Chief Financial Officer, Graydon Bensler, as well as other members of our senior management. Finding replacements for key individuals could be difficult, may take an extended period of time and could significantly impede the achievement of our business objectives.

Graydon Bensler serves as both our Chief Executive Officer and Chief Financial Officer, which presents governance risks and limitations.

Our Chief Executive Officer, Graydon Bensler, currently also serves as our Chief Financial Officer. While this dual role reduces costs, it concentrates significant authority and responsibility in a single individual and may limit the segregation of duties and independent oversight over financial reporting that would be provided by separate individuals in these roles. This concentration may increase the risk of errors or irregularities in financial reporting going undetected and may be viewed negatively by investors, analysts and regulatory bodies. Such perception may adversely impact our financial performance and/or business.

Significant related-party transactions with entities controlled by our executive officers and directors may present conflicts of interest.

The Company has entered into consulting agreements and secondment agreements with entities controlled by our Non-Employee Chief Executive Officer and our Non-Employee, Non-Executive Chairman, pursuant to which the Company pays significant consulting fees, contracted performance bonuses, management fees, and reimbursements to such entities. Compensation to such entities under the terms of such agreements include milestone-based bonuses, acquisition-based bonuses, and market capitalization-based bonuses. These compensation arrangements create potential conflicts of interest between the personal financial interests of our executive officers and directors and the interests of the Company and its stockholders. The milestone-based and acquisition-based bonus arrangements may incentivize management to pursue transactions that trigger bonus payments, even if such transactions are not in the best long-term interests of stockholders. Although our Audit Committee reviews and approves related-party transactions, there can be no assurance that these transactions are or will be on terms as favorable to the Company as those that could be obtained from unaffiliated third parties.

We may be unable to accurately forecast revenue and appropriately plan our expenses.

Forecasts may be particularly challenging given our recently acquired subsidiaries, early-stage biotechnology programs, and ongoing acquisition strategy. We base our expense levels and investment plans on our estimates of revenue and gross margin. However, we cannot be sure that historical growth rates or trends of our acquired businesses are meaningful predictors of future performance, particularly under PMGC ownership. If our assumptions prove to be wrong, we may spend more than anticipated or may generate lower revenue than expected, either of which could have an adverse effect on our business, financial condition, results of operations and prospects.

We have a limited operating history at our current scale and with our current business model, which may make it difficult to evaluate our business and future prospects.

We began commercial operations in 2020 as a skincare development company, divested our skincare business in January 2025, and completed our first operating acquisitions in mid-2025. As a result, we have an extremely limited history of operating as a diversified holding company and an even more limited history of generating revenue from our current operating subsidiaries. Any evaluation of our business and prospects must be considered in light of this limited operating history, which may not be indicative of future performance. Because of our limited operating history in our current form, we face increased risks, uncertainties, expenses, and difficulties.

We have previously identified a material weakness in our internal control over financial reporting, and there can be no assurance that additional material weaknesses will not be identified in the future.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our management previously identified a material weakness in our internal control over financial reporting. During the fiscal year ended December 31, 2025, we implemented remediation measures, including the hiring of additional accounting and finance personnel and the implementation of standardized reconciliation procedures and enhanced review processes. Based on management’s evaluation as of December 31, 2025, the Company has concluded that the previously reported material weakness has been remediated. However, there can be no assurance that our remediation efforts will remain effective or that additional material weaknesses or significant deficiencies will not be identified in the future, particularly as we integrate newly acquired subsidiaries into our financial reporting processes. If we identify additional material weaknesses or significant deficiencies, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, investor perceptions of our Company may suffer and cause a decline in the market price of our Common Stock. Any failure of our internal control over financial reporting may have a material adverse effect on our stated results of operations and harm our reputation.

The requirements of being a public company may strain our resources, divert management’s attention and affect our results of operations.

As a public company in the United States, we face increased legal, accounting, administrative and other costs and expenses. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Compliance with these requirements diverts internal resources and management attention. If we fail to maintain compliance, we could be subject to sanctions or investigations. We may need to hire additional employees with public accounting and disclosure experience, which will increase costs. These increased costs will require us to divert money that we could otherwise use to develop our business.

If we cannot maintain our Company culture or focus on our mission as we grow, our success and competitive position may be harmed.

We believe our culture and mission have been key contributors to our success to date. Any failure to preserve our culture or focus on our mission could negatively affect our ability to retain and recruit personnel, which is critical to our growth. As we grow across multiple industries through acquisitions and develop the infrastructure of a public company, we may find it difficult to maintain a cohesive corporate culture.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.

Our strategy for the development, testing and commercialization of our proposed products may require entering into collaborations with corporate partners, licensors, licensees and others. We may then be dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our potential collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities. Should collaborators fail to conduct activities in a timely manner, or at all, expected product pipeline timelines may be delayed. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Our reliance on non-employee consultants, third-party vendors, and operational contractors may lead to delays in development of our proposed products and operation of our businesses.

We rely extensively on third parties for critical operational and strategic functions, including through secondment agreements with entities controlled by our Chief Executive Officer and Chairman. These individuals and entities are not our employees and may have commitments to other entities that limit their availability to us. We have limited control over the activities of these service providers and can expect only limited amounts of their time to be dedicated to our business objectives. If key consultants or contractors become unavailable or fail to perform satisfactorily, our operations and development activities could be materially delayed.

Certain market opportunity data and forecasts in this Annual Report were obtained from third-party sources and were not independently verified by us.

This Annual Report contains certain data and information that we obtained from various government and private entity publications and reports. While we believe the data and information is reliable, we have not independently verified them. There is no guarantee that any particular number or percentage of market participants covered by our market opportunity estimates will purchase our products or generate any particular level of revenue for us. Even if the markets in which we compete meet the size estimates and growth forecasts included in this Annual Report, our business may fail to grow at all or at the rate we anticipate.

We or our third-party vendors may experience network or system failures, cybersecurity attacks, or other technology risks.

Our ability to operate uninterrupted depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Our systems and those of our third-party vendors may be vulnerable to computer viruses and other malware, physical or electronic security breaches, natural disasters, and similar disruptions. Although we have not experienced any material security breaches, we cannot be certain that our defensive measures will be sufficient to defend against all current and future methods of attack.

Any actual or perceived security breach may lead to loss of customer confidence, regulatory scrutiny, compromise of intellectual property, costly litigation, fines and penalties, and reputational damage. A security breach could occur and persist for an extended period without detection, increasing the costs and consequences of such a breach.

Our business may be negatively impacted by cybersecurity threats and other security threats and disruptions.

Because our business relies on proprietary technology and computer systems, we face security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or confidential information, and physical security threats. Cybersecurity threats are persistent, evolve quickly and include computer viruses, attempts to access information, denial of service and other electronic security breaches. A security breach or other significant disruption could disrupt operations, result in unauthorized access to or release of proprietary information, delay clinical studies, subject us to claims and regulatory actions, and damage our reputation.

RISKS RELATED TO THE OWNERSHIP OF OUR SECURITIES

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

Our Common Stock has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market prices of our common stock without regard to our operating performance. In addition, factors such as quarterly fluctuations in our financial results, changes in the overall economy or the condition of the financial markets, announcements of acquisitions, and changes in investor sentiment could cause the market prices of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our common stock will be stable or appreciate over time.

We have a significant number of shares of Series B Preferred Stock outstanding with voting rights that may dilute the voting power of Common Stock holders.

As of the date of this Annual Report, we have shares of Series B Preferred Stock outstanding that carry voting rights. The voting power of our Series B Preferred Stock and Common Stock is concentrated in a small group of holders, mainly in entities controlled by our Chief Executive Officer and Chairman. This concentration of voting power may discourage potential acquirers and reduce the market price of our Common Stock. It also limits the ability of other stockholders to influence corporate matters, including but not limited to the election of directors, changes to the Company’s governance documents, the expansion of employee equity or option pool, any merger, consolidation, sale of all or substantially all of our assets, and other major actions requiring stockholder approval.

Our Common Stock may be subject to significant volatility due to limited public float and market conditions.

Our Common Stock may experience significant price volatility due to limited trading volume, concentrated ownership, and market conditions affecting small-cap or microcap companies. This volatility may be unrelated to our operating performance and could result in substantial losses for investors.

We may not be able to continue to satisfy listing requirements of Nasdaq to maintain a listing of our Common Stock.

Our Common Stock is currently listed on Nasdaq and we must meet certain financial and liquidity criteria to maintain such listing. Our Common Stock may be delisted if we fail to meet Nasdaq’s continued listing requirements. We have previously received notices from Nasdaq regarding non-compliance with listing requirements and have utilized reverse stock splits to regain compliance. There can be no assurance that we will maintain compliance with the Nasdaq continued listing requirements in the future.

If our Common Stock is delisted, it may be more difficult to buy or sell them or to obtain accurate quotations, and the price of the shares of Common Stock may suffer a material decline. Delisting may also impair our ability to raise capital. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

Changes to Nasdaq listing requirements, including potential minimum market capitalization requirements, could adversely affect our continued listing.

Nasdaq periodically reviews and may revise its continued listing standards, including requirements relating to minimum bid price, stockholders’ equity, market value of listed securities, and market capitalization. Any changes to these requirements, including potential increases in minimum market capitalization thresholds, may make it more difficult for us to maintain compliance. If we are unable to meet applicable listing standards, our Common Stock may be subject to delisting, which may adversely affect liquidity, market price, and our ability to raise capital.

We currently do not intend to declare dividends on our Common Stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our common stock.

We currently do not expect to declare any dividends on our Common Stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, support our operations and finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, terms of any future debt or preferred securities may further restrict our ability to pay dividends on our Common Stock. Accordingly, your only opportunity to achieve a return on your investment in our Common Stock may be if the market price of our Common Stock appreciates and you sell your shares at a profit. The market price for our Common Stock may never exceed, and may fall below, the price that you pay for such Common Stock.

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

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more analysts downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

If there is no active public market for our Common Stock, you may be unable to sell your shares at or above your purchase price.

Although our Common Stock is listed on Nasdaq, an active trading market for our shares may not be sustained. You may be unable to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to enter into strategic partnerships or acquire companies using our shares as consideration.

We may be subject to securities litigation, which is expensive and could divert our management’s attention.

The market price of our securities may be volatile, and in the past companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us may result in substantial costs and divert our management’s attention from other business concerns.

Future issuances of our Common Stock or securities convertible into or exercisable for our Common Stock could cause the market price of our Common Stock to decline and result in additional dilution to our stockholders.

We may issue additional shares of Common Stock, warrants, options, or other equity-linked securities in connection with future financings, acquisitions, equity incentive plans, or the settlement of outstanding obligations. The issuance of additional shares of Common Stock, or securities convertible into or exercisable for shares of Common Stock, will dilute the ownership interest of existing common stockholders and could depress the market price of our Common Stock. Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could also adversely affect the market price of our Common Stock.

IN ADDITION TO THE ABOVE RISKS, BUSINESSES ARE OFTEN SUBJECT TO RISKS NOT FORESEEN OR FULLY APPRECIATED BY MANAGEMENT. IN REVIEWING THIS FILING, POTENTIAL INVESTORS SHOULD KEEP IN MIND THAT OTHER POSSIBLE RISKS MAY ADVERSELY IMPACT OUR BUSINESS OPERATIONS AND THE VALUE OF OUR SECURITIES.

Item 1B. Unresolved Staff Comments.

None.

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

Cybersecurity Risk

In 2023, the SEC adopted new rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and incidents by public companies that are subject to the reporting requirements of the Exchange Act. These require current disclosure about material cybersecurity incidents, as well as requiring periodic disclosures about a public company’s processes to assess, identify, and manage material cybersecurity risks, management’s role in assessing and managing material cybersecurity risks, and the board of directors’ oversight of cybersecurity risks.  If we fail to comply with these rules, we could be subject to various regulatory sanctions, including financial penalties.

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

Risks from Cybersecurity Threats

As of the date of this Annual Report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, we cannot provide assurance that we will not experience any such event in the future.

Item 2. Properties.

Our principal executive office is located at 120 Newport Center Drive, Newport Beach, CA 92660. The office has 1,650 square feet, and the lease is on a month-to-month basis. The monthly rent is $9,273.50.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square feet)	Average Monthly Rent
Month to Month	120 Newport Center Drive, Newport Beach, CA 92660	1,650	$9,273.50

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on The Nasdaq Capital Market under the symbol “ELAB.” We had 1,936,757 shares of Common Stock issued and outstanding as of December 31, 2025 (such number of Common Stock on a pre-reverse stock split basis, not reflecting the Company’s 1-for-4 reverse stock split which occurred on January 6, 2026 and 1-for-6 reverse stock split which occurred on March 10, 2026.

Holders of Capital Stock

As of December 31, 2025, we had 40 record holders of our Common Stock.

Stock Option Grants

As of December 31, 2025, the Company had no options outstanding to purchase Common Stock. As of December 31, 2025, no shares of Common Stock were issued under the 2025 Equity Incentive Plan. The 2025 Plan superseded the 2020 Plan and outstanding awards made under the 2020 Plan remained outstanding. As of December 31, 2025, there were 6 options outstanding from the 2020 Plan.

Transfer Agent

The transfer agent for our Common Stock is VStock Transfer, LLC. The transfer agent’s telephone number and address is (212) 828-8436 and 18 Lafayette Place Woodmere, New York 11598.

Dividends

To date, we have not declared or paid any dividends on our Common Stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our Common Stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, the Board of Directors has the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and any other factors that our Board deems relevant.

Nasdaq Compliance

On November 7, 2024, we received a letter from Nasdaq (the “Bid Price Deficiency Letter”) granting an exception for us to cure our lack of compliance with the bid price requirement in Listing Rule 5550(a)(2) (such rule, the “Bid Price Rule,” and such deficiency of the Bid Price Rule, the “Bid Price Deficiency”). In the Bid Price Deficiency Letter, Nasdaq permitted our continued listing on Nasdaq on the conditions that: (1) on or before December 26, 2024, we complete a reverse split at a ratio sufficient to maintain long-term compliance with the Bid Price Rule; and (2) on or before January 9, 2025, we demonstrate compliance with the Bid Price Rule.

On January 14, 2025, the Company received a letter from Nasdaq (“Compliance Letter”) stating the Company had demonstrated compliance with the Bid Price Rule.

Recent Sales of Unregistered Securities

There were no equity securities of the registrant sold by the registrant during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. [Reserved]

Not applicable.

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

As part of its diversification and growth strategy, the Company completed the following acquisitions during the third quarter of 2025:

●	On July 7, 2025, the Company completed the acquisition of Pacific Sun Packaging Inc., a California-based custom IT packaging company.

●	On July 18, 2025, the Company acquired AGA Precision Systems LLC, a California-based CNC machining company.

●	On October 26, 2025, the Company, through its wholly owned subsidiary AGA Precision Systems LLC, acquired certain assets of Indarg Engineering, Inc., a California-based precision CNC machining business.

The Company manages and operates a diverse portfolio of wholly owned subsidiaries, as of December 31, 2025:

●	NorthStrive BioSciences Inc. – Biosciences is a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. This company’s lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists. For more information, please visit www.northstrivebio.com.

●

PMGC Research Inc. –  PMGC Research was based in Canada and dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities, with aims of pushing the boundaries of innovation. On November 12, 2025, PMGC Research was dissolved.

●	PMGC Capital LLC – PMGC Capital is a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. This company’s mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	Pacific Sun Packaging Inc. – Pacific Sun is a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. – AGA is a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences, Inc.’s clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”).

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024.

The following table provides certain selected financial information for continuing operations for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change
Revenue	590,084	-	590,084
Cost of goods sold	404,770	-	404,770
Gross profit	185,314	-	185,314
Marketing and Promotion	$200,940	292,522	(91,582)
Consulting Fees	$1,769,505	1,367,273	402,232
Office and Administration	$2,238,660	1,092,576	1,146,084
Professional Fees	$1,423,021	563,242	859,779
Investor Relations	$253,333	208,326	45,007
Research and Development	$147,010	104,654	42,356
Repair and maintenance	717,654	-	717,654
Total operating expenses	$7,067,262	3,663,566	3,403,696
Other income (expense)[1]	$(867,820)	(353,148)	(514,672)
Net loss from continuing operations	$(7,780,740)	(4,016,714)	(3,764,026)
Basic and dilutive loss per common share – continuing operations	$(382.301)	(4,239.702)	3,857.401
Weighted average number of shares outstanding – basic and diluted	20,352	947

[1]	Other expenses relate to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investment, realized loss on sale of investments, fair value change on derivative liabilities, gain on the termination of the intangible asset and fair value gain/loss on derivative liability, gain on extinguish of related party debt, impairment on prepaid expense and loss on disposal of PP&E.

Revenue

Revenue for the year ended December 31, 2025, was $590,084 as compared to $nil for the year ended December 31, 2024, an increase of $590,084. Revenue was generated by the Company’s newly acquired subsidiaries.

Our revenue by category is as follows:

For the year Ended December 31, 2025
Pacific Sun – Sale of IT packaging	$374,874
AGA – Machine work	215,210
Total Revenue	$590,084

Cost of Revenue

Cost of revenue for the year ended December 31, 2025, was $404,770 as compared to $nil for the year ended December 31, 2024.

The increase in cost of revenue is directly attributed to the increase in sales during the year ended December 31, 2025, compared to 2024. The following is a breakdown of the components of the cost of revenue:

For the year ended December 31, 2025	Pacific Sun – Sale of IT packaging	AGA – Machine work	Total
Cost of inventory	$208,402	$109,347	$317,749
Sales commission	6,875	-	6,875
Assembly and manufacturing expense	1,088	23,560	24,648
Shipping and handling cost	48,466	6,149	54,615
Inventory write down and wastage	883	-	883
Total Cost of Revenue	$265,714	$139,056	$404,770

Gross Profit

Gross profit for the year ended December 31, 2025, was $185,314, as compared to $nil for the year ended December 31, 2024, an increase of $185,314. This represents an overall gross margin percentage of 31.4% for the year ended December 31, 2025, compared to $nil in 2024. The increase in gross profit and gross margin percentage was primarily attributable to the inclusion of revenues generated from the newly acquired subsidiaries.

The following is a breakdown of gross profit percentage by category:

For the year Ended December 31, 2025
Pacific Sun – Sale of IT packaging	29.1%
AGA – Machine work	35.4%
Overall Gross Profit Percentage	31.4%

The gross margin percentage on the sale of IT packaging is negatively impacted by the fair value adjustment to inventory recorded as part of the purchase price allocation. This adjustment is expensed to cost of revenue as inventory is sold. Normalizing for this adjustment, the gross margin percentage on the sale of IT packaging would have been 49.2%.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025, were $147,010 compared to $104,654 for the year ended December 31, 2024, an increase of $42,356. Research and development related to the Company’s spending on clinical validation studies. The increase in research and development was mainly driven by the Company continuously working on its research project of EL-22 and the costs of its Type B pre-Investigational New Drug (“pre-IND”) meeting with the U.S. Food and Drug Administration.

Marketing and Promotion

Marketing and promotion expenses for the year ended December 31, 2025, were $200,940 compared to $292,522 for the year ended December 31, 2024, a decrease of $91,582. During the year ended December 31, 2024, the Company engaged an investor relations agency under a $125,000 agreement signed on January 5, 2024, to support external communications and investor engagement efforts. No comparable agreement was entered into during the year ended December 31, 2025.

Office and Administrative Expenses

Office and administrative expenses for the year ended December 31, 2025, were $2,238,660, compared to $1,092,576 for year ended December 31, 2024, an increase of $1,146,084. The increase was driven by higher business activity levels, general price increases, and a shift in cost responsibilities following the disposition of the Company’s skincare business. The newly acquired businesses contributed $508,291 to office and administrative expenses since the acquisitions.

Consulting Fees

Consulting fees for the year ended December 31, 2025, were $1,769,505, compared to $1,367,273 for the year ended December 31, 2024, an increase of $402,232. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $871,600 (2024 – $350,000), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the year ended December 31, 2025, was $1,423,021, compared to $563,242 for the year ended December 31, 2024, an increase of $859,779. Professional fees are comprised of legal, audit and accounting services. The increase during 2025, was primarily due to an increase in audit, legal and accounting services given the Company’s corporate restructuring, business acquisition due diligence, and financing efforts conducted during the year ended December 31, 2025.

Investor Relations

Investor relations expenses for the year ended December 31, 2025, were $253,333, compared to $208,326 for the year ended December 31, 2024, an increase of $45,007. The increase is primarily attributable to an increase in public relations and media coverage expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Repairs and Maintenance

Repairs and maintenance expenses for the year ended December 31, 2025, were $717,654, with no comparable expense in the year ended December 31, 2024. Following the acquisition of AGA and certain assets of Indarg Engineering, the Company incurred cost on building maintenance, machine repair and recalibration of equipment. These costs were necessary to optimize operations and maintain the useful lives of equipment acquired in the acquisition.

Other income (expense)

Other income (expense) for the year ended December 31, 2025, amounted to a net loss of $ 867,820, compared to net loss of $353,148 for the year ended December 31, 2024, representing an unfavorable variance of $514,672. The variance was primarily attributable to $500,000 of impairment on prepaid expense, $179,479 of finance costs, $113,917 of realized losses on investments, and $216,043 of unrealized losses on investments recognized during 2025, whereas no comparable amounts were recorded in the prior year and a decrease in fair value gain on derivative liabilities from $369,158 in the prior year to $214,167 in the current year. In addition, the Company recognized a $32,432 loss on the disposal of property and equipment during the year. These unfavorable items were partially offset by several favorable changes compared to the prior year, including a $490,563 decrease in interest expense to $244,634 in 2025 from $735,197 in 2024, $107,190 higher interest income, $15,550 of dividend income, a $129,613 gain on the termination of an intangible asset, a $31,261 gain on extinguishment of related-party debt, and a $31,028 increase in other income.

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

As of December 31, 2025 and 2024, the Company had a net working capital of $2,928,959 and $4,251,867, respectively, and has an accumulated deficit of $21,017,440 and $13,269,627, respectively. Furthermore, for the years ended December 31, 2025 and 2024, the Company incurred a net loss of $7,747,813 and $6,245,737, respectively and used $5,933,881 and $5,486,980, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our principal liquidity requirements are for working capital, capital expenditure and research and development. We fund our liquidity requirements primarily through cash on hand and the issuance of common and preferred stock. As of December 31, 2025, we had cash of $5,402,333, with $3,984,453 as of December 31, 2024.

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

The following table provides selected financial data as of December 31, 2025, and December 31, 2024, respectively (excluding assets and liabilities held for sale).

	December 31, 2025	December 31, 2024	Change
Current assets	$6,871,255	$4,858,193	$2,013,062
Current liabilities	$3,942,296	$1,250,218	$2,692,078
Working capital	$2,928,959	$3,607,975	$(679,016)

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change
Cash used in operating activities	$(5,802,550)	$(2,800,601)	$(3,001,949)
Cash used in investing activities	$(2,765,154)	$(601,404)	$(2,163,750)
Cash provided by financing activities	$10,116,738	$6,757,500	$3,359,238

Cash Flow from Operating Activities

For the year ended December 31, 2025, net cash flows used in operating activities for continuing operations was $5,802,550 compared to $2,800,601 used during the year ended December 31, 2024, respectively, primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the year ended December 31, 2025, and 2024, we used $2,765,154 and $601,404, respectively, in investing activities. The increase was primarily driven by business acquisition activity of $2,162,756, purchases of investments of $1,789,044, equipment purchases of $442,255, earnout payments of $114,969, and purchases of intangible assets of $6,000. These uses of cash were partially offset by $1,762,201 proceeds from the sale of investments and $127,300 related to the issuance of a promissory note.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we had net cash flow provided by financing activities of $10,116,738 compared to cash flow provided by financing activities of $6,757,500 in 2024. During 2025, the Company received $3,990,007 from the initial pre-paid purchase under its equity purchase facility (ELOC), $1,672,103 from the issuance of common stock under its At-the-Market (“ATM”) sales agreement, and $1,245,306 from a registered direct offering of common stock and prefunded warrants. In addition, the Company received $1,698,058 from the exercise of Series A warrants and $1,511,443 from the exercise of replacement warrants issued on January 27, 2025. These inflows were partially offset by $179 used for the repurchase of shares.

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

During the year ended December 31, 2025, the Company completed three acquisitions—Pacific Sun Packaging Inc. AGA Precision Systems LLC and certain assets of Indarg Engineering, Inc. —which were accounted for under ASC 805. The initial purchase price allocations are preliminary and subject to adjustment upon completion of final valuation analyses.

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

For Pacific Sun Packaging Inc., revenue is recognized at a point in time upon shipment or delivery, as control transfers to the customer at that stage. For AGA Precision Systems LLC, which includes Indarg Engineering, Inc., revenue from CNC machining and precision component manufacturing is recognized at a point in time when control of the finished parts transfers to the customer. Standard shipping terms are FOB shipping point, resulting in transfer of control upon shipment. In limited delivery arrangements where AGA delivers parts to the customer’s dock, control transfers upon customer receipt.

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

During the years ended December 31, 2025 and 2024, the Company recorded $(19,160) and $97,167, respectively, in share-based compensation expense, of which $60,440 and $(79,600) and $93,449 and $3,718, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended December 31, 2025 and 2024, $(73,768) and $(5,832), and ($599) and $4,317, respectively is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the year ended December 31, 2025 and the year ended 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 17, 2024, the Company dismissed TPS Thayer, LLC (“TPS”) as its independent registered public accounting firm. The Board of Directors and Audit Committee participated in and approved the decision to change the Company’s independent registered public accounting firm. During the Company’s fiscal years ending in December 31, 2023 and December 31, 2022, there were (i) no disagreements with TPS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of TPS, would have caused TPS to make reference to the subject matter of the disagreements in connection with its report, and (ii) with the exception of material weaknesses related to reconciliation of various accounts, lack of precision and accuracy to properly reflect in the financial statements, no “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Effective December 20, 2024, the Company engaged HTL International, LLC (“HTL”) as its new independent registered public accounting firm. During the two fiscal years ended December 31, 2023 and December 31, 2022 and through December 20, 2024, the Company did not consult with HTL regarding any of the following: the application of accounting principles to a specific transaction, either completed or proposed; the type of audit opinion that might be rendered on the Company’s financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that HTL concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

The Company has not had any disagreements with our accountants or auditors that would need to be disclosed pursuant to Item 304 of Regulation S-K promulgated under the Securities Act.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (the Company’s principal executive officer and principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Previously Reported Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting related to insufficiently designed and operating controls surrounding accounting policies and controls, including standardized reconciliation schedules to ensure the Company’s books and records are maintained in accordance with GAAP.

During the fiscal year ended December 31, 2025, the Company implemented remediation measures to address the previously identified material weakness, including hiring additional accounting and finance personnel with the requisite knowledge, training and experience in U.S. GAAP and public company reporting requirements, and implementing standardized reconciliation procedures and enhanced review processes over the Company’s financial close and reporting cycle.

Based on management’s evaluation as of December 31, 2025, the Company has concluded that the previously reported material weakness has been remediated and that the Company’s internal control over financial reporting is effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

Other than the remediation measures described above, no change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended December 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information with respect to our directors, executive officers and significant employees.

Name	Age	Position
Executive Officers:
Graydon Bensler	34	Non-Employee Chief Executive Officer, Chief Financial Officer and Director
Non-Executive Directors:
Braeden Lichti	41	Non-Employee, Non-Executive Chairman of the Board
Jeffrey Parry(1)(2)(3)	64	Independent Director and Chair of Nominating Committee
George Kovalyov(1)(2)(3)	39	Independent Director and Chair of Compensation Committee
Juliana Daley(1)(2)(3)	36	Independent Director and Chair of the Audit Committee

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating Committee.

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

Graydon Bensler, CFA, Non-Employee Chief Executive Officer, Chief Financial Officer and Director

Mr. Bensler has served as our Chief Executive Officer since June 2024 and Chief Financial Officer since inception and a director since June 9, 2020. Mr. Bensler is a financial professional and analyst with over eight years of experience in financial consulting and management for both private businesses and US/Canadian publicly traded companies and is a CFA Charterholder (CFA). Mr. Bensler is the founder and sole owner of GB Capital Ltd, a privately held holding company he founded in 2019 and which company is engaged in capital markets advisory, financial consulting, and management. In 2017, Mr. Bensler co-founded an education technology curriculum management and scheduling company that was implemented in academic schools in Canada and the United States. From 2017 to 2019, Mr. Bensler was an account manager at a leading Canadian investor relations firm where he represented publicly traded companies across a wide range of sectors and worked directly with investment banks, investment brokers and company executives and directors. During his tenure at this investor relations firm, Mr. Bensler created and conveyed messaging about his clients’ strategic position in the market and successfully guided several companies through multiple financings. From 2019 to 2021, Mr. Bensler was a Senior Associate at Evans & Evans, a Canadian boutique investment banking firm where he led valuations and going public transactions for Canadian and United States companies. In this capacity, Mr. Bensler gained strong knowledge of the capital markets, public company compliance requirements, and regularly interfaced with regulators, auditors, board and executive management. We believe that Mr. Bensler’s past experience as our Chief Financial Officer, his familiarity with both the banking and the financial consulting sectors and his having served as an account manager for similarly situated companies makes him a qualified director for our Company.

Mr. Bensler received his Bachelor of Management and Organizational Studies degree from the University of Western Ontario, with specialization in Finance, and is a CFA Charterholder.

Braeden Lichti, Non-Employee, Non-Executive Chairman of the Board

Braeden Lichti is the founder and Chief Executive Officer of BWL Investments Ltd., a privately held holding corporation he established in 2016, and NorthStrive Companies, Inc., a U.S. based investment, advisory and management services company he founded in 2021. Mr. Lichti also serves as Chairman of Hydromer, Inc., a global leader in surface modification and coating solutions, focusing on hydrophilic, thromboresistant and antimicrobial coatings for medical devices and various industrial applications. Established in 1980 and headquartered in Concord, North Carolina, Mr. Lichti co-founded PMGC Holdings Inc. in 2020 and has served as its advisor and has been a principal stockholder since its formation. We believe that Mr. Lichti’s past experience as a company founder, director and advisor, and his extensive capital markets and executive experience makes him a qualified director for our Company.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

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

Our named executive officers (“Named Executive Officers” or “NEOs”) are:

●	Graydon Bensler, Chief Executive Officer and Chief Financial Officer.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Graydon Bensler	2025	$262,000	$435,800	-	$697,800
Chief Executive Officer, Chief Financial Officer and Director	2024	$196,333	$195,000	$-	$391,333

Compensation Arrangements with Named Executive Officers

Graydon Bensler

Mr. Bensler serves as Chief Executive Officer and Chief Financial Officer of the Company, which positions he accepted the Board’s appointment for as of the close of business on June 21, 2024. On October 25, 2024, the Company entered into the Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer (the “Second Amended GB Capital Consulting Agreement”) with GB Capital Ltd, a British Colombia, Canada corporation (“GB Capital”) wholly owned by Mr. Bensler. The Second Amended GB Capital Consulting Agreement amended and restated the terms of that certain Amended and Restated Consulting Agreement between the Company and GB Capital for Non-Employee Chief Executive Officer dated June 1, 2020 (the “Original GB Capital Consulting Agreement”). The Original GB Capital Consulting Agreement was amended and restated again on June 21, 2024 pursuant to that certain Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital. Under the Second Amended GB Capital Consulting Agreement, GB Capital agreed to designate Mr. Graydon Bensler, Director of GB Capital, to perform the Services (as defined in the Second Amended GB Capital Consulting Agreement).

Pursuant to the terms of the Second Amended GB Capital Consulting Agreement, as consideration for Mr. Bensler’s services as non-employee Chief Executive Officer of the Company, the Company would pay GB Capital a consultant fee of $250,000 per annum and certain bonuses. Upon execution of the Second Amended GB Capital Consulting Agreement, the Company would make the following payments to GB Capital (such payments, the Bensler Sign-on Bonuses”): (i) a one-time bonus of $175,000, with (A) $100,000 of such bonus to be paid to GB Capital in cash and (B) $75,000 of such bonus to be remitted to GB Capital in Series B Preferred Stock, with the cash equivalent of such shares of Series B Preferred Stock to be determined by mutual agreement of the Company and GB Capital, and provided such issuance of Series B Preferred Stock was approved by the Company’s stockholders. In the Board’s sole discretion, it may also award GB Capital a bonus at the end of the applicable fiscal year in the amounts it determines in its sole discretion (each of such bonuses, the “GB Capital Annual Bonus”), provided that GB Capital meets the Board’s performance objectives for GB Capital and GB Capital is engaged by the Company for such fiscal year in full. The target of the Annual Bonus is 125% or greater of the Bensler Annual Consultant Fee. For the avoidance of doubt, the first fiscal year for which the Company will consider whether GB Capital qualifies for the GB Capital Annual Bonus is the fiscal year in which the Effective Date falls. Pursuant to the Second Amended GB Capital Consulting Agreement, the Company shall also pay GB Capital in the first fiscal quarter of 2026 a bonus in the amount of $60,000 if the Company has a positive adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) in 2025. Subject to the terms of the Second Amended GB Capital Consulting Agreement, GB Capital is also entitled to each of the following bonus payments (collectively, the “GB Capital Milestone Bonuses”). Such GB Capital Milestone Bonuses are payable upon the occurrence of the following events, at which time the Company shall remit the applicable Milestone Bonuses to GB Capital as follows:

(i)	the Company shall pay GB Capital $50,000 for each Company acquisition consummated, provided the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of such acquisition;

(ii)	the Company shall pay GB Capital $50,000 upon any closing of an equity or equity-linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies GB Capital for such payment, the “GB Triggering Equity Financing,” and such payment, the “GB Equity Financing Bonus”). For the avoidance of doubt, GB Capital is entitled only to a one-time payment of the GB Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as an Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the GB Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the GB Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company);

(iii)	if and when the Company achieves each of the targeted EBITDA amounts in one fiscal quarter, as set forth in this Section 1(e)(iii) (each of such amounts, “EBITDA Milestone”), the Company shall pay GB Capital a fee equal to 25% of the applicable EBITDA Milestone (such fee, the “EBITDA Milestone Bonus”: (A) $50,000; (B) $150,000; (C) $250,000; (D) $350,000. For the avoidance of doubt, GB Capital may only receive a one-time payment of the EBITDA Milestone Bonus in each fiscal quarter, upon the Company’s achievement of the applicable EBITDA Milestone, and the Company will not make further payments to GB Capital as the EBITDA Milestone Bonus even upon achievement of an EBITDA Milestone in the same fiscal quarter which value exceeds the value of the first EBITDA Milestone GB Capital has achieved in such fiscal quarter; and

(iv)	the Company shall pay GB Capital $300,000 each time the Company achieves a Market Valuation (as defined in the Second Amended GB Capital Consulting Agreement) of $50,000,000 and $100,000,000, provided that each of such Market Valuations continues for each at least 5 consecutive Trading Days (as defined in the Second Amended GB Capital Consulting Agreement).

Additionally, GB Capital may elect to accrue the GB Capital Milestone Bonuses and convert the cash amount of the Bensler Milestone Bonus into shares of the Company’s Common Stock or preferred stock. In such event, the conversion ratio of the Bensler Milestone Bonus shall be determined by mutual agreement between the Company and GB Capital.

On October 25, 2024, the Company entered into the Amendment to the Second Amended GB Capital Consulting Agreement which stipulated that the Company’s issuances of Series B Preferred Stock to GB Capital as the Bensler Sign-on Bonuses, were subject to stockholder approval.

On April 3, 2025, the Company entered into Amendment No. 2 to the Second Amended GB Capital Consulting Agreement, which amended and restated paragraph 1e of Exhibit B of the Second Amended GB Capital Consulting Agreement, to include the following:

“e. Milestone-based Cash Bonuses. Upon the occurrence of the following events, the Company shall remit the applicable cash bonuses to the Consultant as set forth in this Section 1(e) and subject to the terms and conditions of this Section 1(e):

(i) The Company shall pay the Consultant $50,000 for each Company acquisition consummated, provided the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of such acquisition;

(ii) The Company shall pay the Consultant $50,000 upon any closing of an equity or equity-linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies the Consultant for such payment, the “Triggering Equity Financing,” and such payment, the “Equity Financing Bonus”). For the avoidance of doubt, the Consultant is entitled only to a one-time payment of the Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as an Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company.

(iii) If and when the Company achieves each of the targeted EBITDA amounts in one fiscal quarter, as set forth in this Section 1(e)(iii) (each of such amounts, “EBITDA Milestone”), the Company shall pay the Consultant a fee equal to 25% of the applicable EBITDA Milestone (such fee, the “EBITDA Milestone Bonus”: (A) $50,000; (B) $150,000; (C) $250,000; (D) $350,000. For the avoidance of doubt, the Consultant may only receive a one-time payment of the EBITDA Milestone Bonus in each fiscal quarter, upon the Company’s achievement of the applicable EBITDA Milestone, and the Company will not make further payments to the Consultant as the EBITDA Milestone Bonus even upon achievement of an EBITDA Milestone in the same fiscal quarter which value exceeds the value of the first EBITDA Milestone the Consultant has achieved in such fiscal quarter.

(iv) Company shall pay the Consultant $50,000 each time the Company achieves a Market Valuation (as defined below) of $5,000,000, $10,000,000, $15,000,000, $20,000,000, and $25,000,000 (each of such payments, “Valuation Payment”); provided that each of such Market Valuations continue for each at least five (5) consecutive Trading Days (as defined below), and provided further that the Company may only recover any erroneously awarded amounts in Valuation Payments for one (1) year following the date of such erroneous award.

(v) The Company shall pay the Consultant $600,000 each time the Company achieves a Market Valuation of $50,000,000 and $100,000,000, provided that each of such Market Valuations continues for each at least 5 consecutive Trading Days.

(vi) In any calendar year, the Company shall remit the Consultant a one-time payment of $300,000 upon the Company’s achievement of its first positive EBITDA of $2,000,000 for such calendar year.

(vii) The Board, in its sole discretion, may award a cash or equity bonus payment (“Licensing Milestone Bonus”) to the Consultant upon the Company or any of its Subsidiaries’ (as defined below) entry into a license agreement which provides for either: (A) the Company or Subsidiary’s license of any intellectual property rights of the Company or Subsidiary to another party, including the license of intellectual property rights of the Company or Subsidiary to each other; or (B) a third party’s license of intellectual property rights to the Company or Subsidiary; provided, however, that if the Board determines to award the Licensing Milestone Bonus to the Consultant in the form of preferred stock, such preferred stock issuance is subject to the approval of the Company’s shareholders.

(viii) Notwithstanding anything to the contrary in this Second A&R Agreement, the Consultant may elect to accrue the payments due to the Consultant under Section 1(e) of this Exhibit B (each, a “Milestone Bonus”) convert the cash amount of the Milestone Bonus into shares of the Company’s common stock or preferred stock. In such event, the conversion ratio of the Milestone Bonus shall be determined by mutual agreement between the Company and the Consultant, provided, however, that if the Consultant determines to receive the Milestone Bonus payment in the form of preferred stock, the Milestone Bonus payment is subject to the approval of the Company’s shareholders.”

Capitalized terms used in the text quoted immediately above have the meanings set forth in Amendment No. 2 to the Second Amended GB Capital Consulting Agreement.

Amendment No. 2 to the Second Amended GB Capital Consulting Agreement further clarified that the equity grants made to GB Capital under Section 2 of Exhibit B of the GB Consulting Agreement, if determined by the Board to be in the form of preferred stock, is subject to the approval of the Company’s shareholders.

Amendment No. 2 to the Second Amended GB Capital Consulting Agreement also deleted Section 4a of the GB Consulting Agreement in its entirety. The foregoing summary of Amendment No. 2 to the Second Amended GB Capital Consulting Agreement does not purport to be complete and is subject to and is qualified in its entirety by a copy of Amendment No. 2 to the Second Amended GB Capital Consulting filed herein as Exhibit 10.9.

On August 12, 2025, the Company entered into Amendment No. 3 to the Second Amended GB Capital Consulting Agreement, which provided for the Company’s grant of a fully vested award in the form of either: (i) restricted stock units (“RSUs”), (ii) restricted stock, or (iii) cash (each, an “Acquisition Award”) to GB Capital on the consummation of any acquisition of (i) an entity, (ii) assets, or (iii) capital stock by the Company or any Subsidiary (as defined below). The amount of the Acquisition Award will be calculated based on the total purchase price of the consummated acquisition, regardless of whether or not such purchase price is paid in cash, stock, assumed debt, or other consideration (such purchase price, the “Acquisition Value”), and will be determined as follows:

●	Acquisition Value from $0 to $5,000,000 – GB Capital is entitled to an Acquisition Award of 5% of the Acquisition Value;

●	Acquisition Value over $5,000,000 to $10,000,000 – GB Capital is entitled to an Acquisition Award of 6% of the Acquisition Value;

●	Acquisition Value over $10,000,000 to $20,000,000 – GB Capital is entitled to an Acquisition Award of 7% of the Acquisition Value; and

●	Acquisition Value over $20,000,000 – GB Capital is entitled to an Acquisition Award of 8% of the Acquisition Value.

In addition to the determinations of Acquisition Value set forth above, the Compensation Committee may, in its sole discretion, determine to award GB Capital an additional 1% of the applicable percentage of the Acquisition Value if: (i) the Board and/or Compensation Committee projects the applicable acquisition to be earnings before interest, tax, depreciation, and amortization (EBITDA) or net income accretive within twelve (12) months of closing or (b) the Compensation Committee deems the applicable acquisition as an advancement to the Company’s long-term growth objectives, competitive positioning, and/or operational capabilities.

If GB Capital elects to receive its Acquisition Award in the form of RSUs or restricted stock, the number of RSUs (“RSU Award Amount”) or restricted stock granted shall equal (x) the dollar value of the Acquisition Award divided by (y) the trailing five (5) day volume-weighted average price (VWAP) of the Company’s Common Stock ending on the trading day prior to the acquisition closing date (such RSU Award Amount rounded down to the nearest whole share). The RSUs or restricted stock granted to GB Capital will be fully vested and shall not be subject to any further service or performance conditions.

Acquisition Awards may, at the Board’s discretion and in compliance with applicable law, be issued directly to GB Capital or any other designated entity of GB Capital. All such Acquisition Awards shall be subject to applicable securities laws and the terms of the Company’s then-effective equity incentive plan or other applicable grant policy.

“Person” means an individual, a partnership, a limited liability company, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, any other entity, or a governmental entity.

“Subsidiary” means, with respect to any Person, any corporation, limited liability company, partnership, joint venture or other legal entity of which such Person (either above or through or together with any other Subsidiary) owns, directly or indirectly, more than 50% of the stock or other equity interests the holders of which are generally entitled to vote for the election of the board of directors or other governing body of such entity.

Amendment No. 3 to the Second Amended GB Capital Consulting Agreement also provided for the name change of the Second Amended GB Capital Consulting Agreement, going forward, to “Consulting and Services Agreement for Non-Employee Chief Executive Officer.” Amendment No. 3 to the Second Amended GB Capital Consulting Agreement is filed as Exhibit 10.17 herein.

On October 16, 2025, the Company entered into Amendment No. 4 to the Consulting and Services Agreement for Non-Employee Chief Executive Officer (“Amendment No. 4 to the GB Capital Consulting Agreement”) with GB Capital.

Amendment No. 4 to the Consulting and Services Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital (the “GB Capital Consulting Agreement”) modified the terms of the GB Capital Consulting Agreement as follows:

a.	Add terms to Section 3 to provide for a monthly housing reimbursement of $8,000 to GB Capital solely for the purpose of facilitating its performance of services in Newport Beach, California.

b.	Amend and restate Section 5’s provisions regarding GB Capital’s independent contractor relationship with the Company;

c.	Amend and restate Section 6’s provisions regarding GB Capital’s determination of the method, detail, and means of performing its services, subject to the results required by the Company set forth in the GB Capital Consulting Agreement and applicable Statements of Work, if any;

d.	Amend and restate subsection 6(b)’s provisions regarding GB Capital’s ineligibility for the Company’s employee benefits;

e.	Amend and restate subsection 6(c)’s provisions regarding GB Capital’s tax responsibilities for compensation paid under the GB Capital Consulting Agreement;

f.	Add subsection 6(d) to provide for GB Capital’s express authorization to enter into contracts and make commitments on behalf of the Company, subject to any limitations or approval requirements established by the Board or as otherwise provided in writing by the Company;

g.	Add subsection 6(e) to provide for GB Capital’s non-exclusive engagement as consultant under the GB Capital Consulting Agreement and permit GB Capital’s to provide services to other clients and other clients and to engage in other business activities; and

h.	Add subsection 6(f) to state that the GB Capital Consulting Agreement does not create an employment, agency, partnership, fiduciary, or joint venture relationship between the Parties.

Additionally, Amendment No. 4 to the GB Capital Consulting Agreement replaces all references to “severance payment”, “Severance Payment”, and “Severance Event”) in the GB Capital Consulting Agreement with “termination payment,” “Termination Payment,” and “Termination Event,” respectively, on a nomenclature basis without changing the parties’ substantive rights or obligations.

Except as expressly amended in Amendment No. 4 to the GB Capital Consulting Agreement, the GB Capital Consulting Agreement remains in full force and effect. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 4 to the GB Capital Consulting Agreement, a copy of which is filed as Exhibit 10.28 herein.

Director Compensation

The Company pays each of its independent directors $55,500 in compensation for their services to the Company as independent directors. The Company’s current independent directors are paid this annual compensation on a quarterly basis, or $13,875 at each fiscal quarter’s end.

We previously compensated our independent directors for their services as directors through a mix of cash and stock options. In addition to in-person attendance bonuses, we intend to reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and Board committee meetings.

Equity Incentive Awards

The Company has historically granted stock options to its employees, including its executive officers, under the Amended 2020 Equity Incentive Plan (“2020 Plan”).

On September 15, 2025 (the “2025 Plan Effective Date”), the 2025 Plan became effective.

As of the 2025 Plan Effective Date, the 2025 Plan superseded the 2020 Plan, and any shares of Common Stock underlying awards already made under the 2020 Plan will be issued from the 2025 Plan. On the Plan Effective Date, (i) outstanding awards made under the 2020 Plan will remain outstanding, and such awards will remain subject to the original award terms; and (ii) shares subject to any outstanding awards made under the 2020 Plan will be administered from the share reserve of the 2025 Plan. The 2025 Plan is filed herein as Exhibit 10.1.

The purpose of the 2025 Plan is to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of our business. The administrator of the 2025 Plan (the “Administrator”) may, in its sole discretion, amend, alter, suspend or terminate the 2025 Plan, or any part thereof, at any time and for any reason. We will obtain stockholder approval of any 2025 Plan amendment to the extent necessary and desirable to comply with legal and regulatory requirements relating to the administration of equity-based awards. Unless earlier terminated by the Administrator, the 2025 Plan will terminate ten years after the 2025 Plan Effective Date.

Any capitalized terms used in this “2025 Equity Incentive Plan” subsection and not otherwise defined herein have the meaning given to that term in the 2025 Plan.

Authorized Shares

Initially, the maximum number of shares of our Common Stock that may be subject to awards under the 2025 Plan is 169,281, or 25% of the issued and outstanding shares of Common Stock as of the 2025 Plan Effective Date. Subject to adjustment upon dividends or other distributions, recapitalizations, stock splits, reorganizations, merger, consolidations, split-ups, spin-offs, combinations, changes in control, repurchases or exchange of Shares or other securities of the Company as provided in Section 12 of the 2025 Plan, the number of shares of Common Stock reserved and available for issuance under the 2025 Plan will be (i) no less than twenty five percent (25%) of the shares of Common Stock issued and outstanding as of the 2025 Plan Effective Date; (ii) on January 1 of each calendar year after the 2025 Plan Effective Date, will automatically increase by an amount equal to the lesser of: (A) ten percent (10%) of the shares of Common Stock issued and outstanding as of January 1 of the applicable calendar year; and (B) such lesser amount as determined by the Administrator, in its sole discretion.

Additionally, if an Award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares of Common Stock (or for Awards other than Options the forfeited or repurchased Shares) which were subject thereto will become available for future grant or sale under the 2025 Plan (unless the 2025 Plan has terminated). Shares of Common Stock that have actually been issued under the 2025 Plan under any Award will not be returned to the 2025 Plan and will not become available for future distribution under the 2025 Plan; provided, however, that if shares of Common Stock issued pursuant to Awards of Restricted Stock are repurchased by the Company or are forfeited to the Company due to the failure to vest or upon certain events, such shares of Common Stock will become available for future grant under the 2025 Plan. Shares of Common Stock used to pay the exercise price of an Award or to satisfy the tax withholding obligations related to an Award will become available for future grant or sale under the 2025 Plan. To the extent an Award under the 2025 Plan is paid out in cash rather than shares of Common Stock, such cash payment will not result in reducing the number of shares of Common Stock available for issuance under the 2025 Plan. Notwithstanding the foregoing and, subject to adjustment as provided in Section 12, the maximum number of shares of Common Stock that may be issued upon the exercise of Incentive Stock Options will equal the aggregate number of shares reserved and issuable under the 2025 Plan, plus, to the extent allowable under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations promulgated under the Code, any shares of Common Stock that become available for issuance under the 2025 Plan pursuant to Section 3(b) of the 2025 Plan (shares of Common Stock which were subject to Awards which have: expired or becomes unexercisable without having been exercised in full, surrendered pursuant to an exchange program, or with respect to restricted stock, is forfeited to or repurchased by the Company due to the failure to vest, the unpurchased shares of Common Stock (or for Awards other than Options the forfeited or repurchased Shares).

Plan Administration

The 2025 Plan will be administered by (i) the Compensation Committee or (ii) the Board, if the Compensation Committee does not exist, and in any event, the administrator of the 2025 Plan shall administer the 2025 Plan in compliance with Applicable Laws. Subject to the provisions of the 2025 Plan, and in the case of the Compensation Committee, subject to the specific duties delegated by the Board to the Compensation Committee, the Administrator will have the authority, in its discretion: (A) to determine the Fair Market Value; (B) to select the Service Providers to whom Awards may be granted under the 2025 Plan; (C) to determine the number of Shares to be covered by each Award granted under the 2025 Plan; (D) to approve forms of Award Agreements for use under the 2025 Plan; (E) to determine the terms and conditions, not inconsistent with the terms of the 2025 Plan, of any Award granted under the 2025 Plan, of which terms and conditions include, but are not limited to, the exercise price, the time or times when Awards may be exercised (which may be based on performance criteria), any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any Award or the Shares of Common Stock relating thereto, based in each case on such factors as the Administrator will determine; (F) to institute and determine the terms and conditions of an Exchange Program; (G) to construe and interpret the terms of the 2025 Plan and Awards granted pursuant to the 2025 Plan; (H) to prescribe, amend and rescind rules and regulations relating to the 2025 Plan, including rules and regulations relating to sub-plans established for the purpose of satisfying applicable foreign laws or for qualifying for favorable tax treatment under applicable foreign laws; (I) to modify or amend each Award (subject to the amendment and termination provisions of the 2025 Plan), including but not limited to, the discretionary authority to extend the post-termination exercisability period of Awards and to extend the maximum term of an Option (subject to the Option term provisions set forth in the 2025 Plan; (J) to allow Participants to satisfy withholding tax obligations in a manner prescribed in Section 13 of the 2025 Plan; (K) to authorize any person to execute on behalf of the Company any instrument required to effect the grant of an Award previously granted by the Administrator; (L) to allow a Participant to defer the receipt of the payment of cash or the delivery of shares of Common Stock that otherwise would be due to such Participant under an Award; and (M) to make all other determinations deemed necessary or advisable for administering the 2025 Plan. The Administrator’s decisions, determinations and interpretations will be final and binding on all Participants and any other holders of Awards.

“Fair Market Value” means as of any date, the value of Common Stock determined as follows:

(i)	if the Common Stock is listed on any established stock exchange or a national market system, including without limitation The Nasdaq Global Select Market, The Nasdaq Global Market or The Nasdaq Capital Market of The Nasdaq Stock Market LLC, its Fair Market Value will be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such exchange or system on the day of determination, as reported in The Wall Street Journal or such other source as the Administrator deems reliable;

(ii)	if the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share will be the mean between the high bid and low asked prices for the Common Stock on the day of determination (or, if no bids and asks were reported on that date, as applicable, on the last trading date such bids and asks were reported), as reported in The Wall Street Journal or such other source as the Administrator deems reliable; and

(iii)	in the absence of an established market for the Common Stock, the Fair Market Value will be determined in good faith by the Administrator using one of the valuation methods set forth in Section 1.409A-1(b)(5)(iv)(B)(2) of the Treasury Regulation. Such determination shall be conclusive and binding on all persons.

Eligibility

Under the 2025 Plan, Non-statutory Stock Options, Restricted Stock, Restricted Stock Units and other equity awards granted may be granted to Service Providers. Additionally, Incentive Stock Options may be granted only to Employees.

Stock Options

Subject to the terms and provisions of the 2025 Plan, the Administrator, at any time and from time to time, may grant Options in such amounts as the Administrator, in its sole discretion, will determine. Each Award of an Option will be evidenced by an Award Agreement that will specify the exercise price, the term of the Option, the number of shares of Common Stock subject to the Option, the exercise restrictions, if any, applicable to the Option, and such other terms and conditions as the Administrator, in its sole discretion, will determine. Each Option will be designated in the Award Agreement as either an Incentive Stock Option or a Non-statutory Stock Option. Notwithstanding such designation, however, to the extent that the aggregate Fair Market Value of the shares of Common Stock with respect to which Incentive Stock Options are exercisable for the first time by the Participant during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds one hundred thousand dollars ($100,000), such Options will be treated as Non-statutory Stock Options.

The term of each Option will be stated in the Award Agreement; provided, however, that the term will be no more than five (5) years from the date of grant thereof. In the case of an Incentive Stock Option granted to a Participant who, at the time the Incentive Stock Option is granted, owns stock representing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Parent or Subsidiary, the term of the Incentive Stock Option will be five (5) years from the date of grant or such shorter term as may be provided in the Award Agreement. The terms of outstanding Awards may be amended without shareholder approval to reduce the exercise price of outstanding Options, or to cancel outstanding Options in exchange for cash, other Awards, or Options with an exercise price that is less than the exercise price of the original Option, to the extent permitted by Applicable Law or the listing rules of Nasdaq.

The per share exercise price for the shares of Common Stock to be issued pursuant to the exercise of an Option will be determined by the Administrator, but will be no less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant. As to an Incentive Stock Option granted to an Employee who owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per share exercise price will be no less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant. Options may be granted with a per share exercise price of less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant pursuant to a transaction described in, and in a manner consistent with, Code Section 424(a).

At the time an Option is granted, the Administrator will fix the period within which the Option may be exercised and will determine any conditions that must be satisfied before the Option may be exercised. The Administrator will determine the acceptable form of consideration for exercising an Option, including the method of payment. In the case of an Incentive Stock Option, the Administrator will determine the acceptable form of consideration at the time of grant. Such consideration may consist entirely of: (i) cash; (ii) check; (iii) promissory note, to the extent permitted by Applicable Laws; (iv) other Shares, provided that such Shares have a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Shares as to which such Option will be exercised and provided further that accepting such Shares will not result in any adverse accounting consequences to the Company, as the Administrator determines in its sole discretion; (v) consideration received by the Company under cashless exercise program (whether through a broker or otherwise) implemented by the Company in connection with the 2025 Plan; (vi) by net exercise; (vii) such other consideration and method of payment for the issuance of Shares to the extent permitted by Applicable Law; or (viii) any combination of the foregoing methods of payment. In making its determination as to the type of consideration to accept, the Administrator will consider if acceptance of such consideration may be reasonably expected to benefit the Company.

Any Option granted under the 2025 Plan will be exercisable according to the terms of the 2025 Plan and at such times and under such conditions as determined by the Administrator and set forth in the Award Agreement. An Option may not be exercised for a fraction of a share of Common Stock.

Restricted Stock

Subject to the terms and provisions of the 2025 Plan, the Administrator, at any time and from time to time, may grant Shares of Restricted Stock to Service Providers in such amounts as the Administrator, in its sole discretion, will determine. Each Award of Restricted Stock will be evidenced by an Award Agreement that will specify the Period of Restriction, the number of Shares granted, and such other terms and conditions as the Administrator, in its sole discretion, will determine. Unless the Administrator determines otherwise, the Company as escrow agent will hold Shares of Restricted Stock until the restrictions on such Shares have lapsed. Except as provided in the 2025 Plan or as the Administrator determines, shares of Restricted Stock may not be transferred until the end of the applicable Period of Restriction (as defined below). The Administrator, in its sole discretion, may impose such other restrictions on Shares of Restricted Stock as it may deem advisable or appropriate. Except as otherwise provided in the 2025 Plan, Shares of Restricted Stock covered by each Restricted Stock grant made under the 2025 Plan will be released from escrow as soon as practicable after the last day of the Period of Restriction or at such other time as the Administrator may determine. The Administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed. During the Period of Restriction, Service Providers holding Shares of Restricted Stock granted under the 2025 Plan may exercise full voting rights with respect to those Shares, unless the Administrator determines otherwise.

“Period of Restriction” means the period during which the transfer of shares of Restricted Stock are subject to restrictions and therefore, the shares of Common Stock are subject to a substantial risk of forfeiture. Such restrictions may be based on the passage of time, the achievement of target levels of performance, or the occurrence of other events as determined by the Administrator.

During the Period of Restriction, Service Providers holding shares of Restricted Stock will be entitled to receive all dividends and other distributions paid with respect to such shares, unless the Administrator provides otherwise. If any such dividends or distributions are paid in shares of Common Stock, the shares of Common Stock will be subject to the same restrictions on transferability and forfeitability as the shares of Restricted Stock with respect to which they were paid. On the date set forth in the Award Agreement, the Restricted Stock for which restrictions have not lapsed will revert to the Company and again will become available for grant under the 2025 Plan.

Restricted Stock Units

Subject to the terms and provisions of the 2025 Plan, the Administrator, at any time and from time to time, may grant Restricted Stock Units to Service Providers in such amounts as the Administrator, in its sole discretion, will determine. Each Award of Restricted Stock Units will be evidenced by an Award Agreement that will specify the terms, conditions, and restrictions (if any) related to the grant, including the number of Restricted Stock Units.

The Administrator will set vesting criteria in its discretion, which, depending on the extent to which the criteria are met, will determine the number of Restricted Stock Units that will be paid out to the Participant. A Restricted Stock Unit Award may vest upon completion of a specified period of service with the Company or a Subsidiary and/or based on the achievement of certain performance goals during the applicable performance period, as set forth in the Participant’s Award Agreement. If Restricted Stock Units vest based upon satisfaction of performance goals, then the Administrator will: (x) determine the nature, length and starting date of any performance period for the Restricted Stock Units; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Upon meeting the applicable vesting criteria, the Participant will be entitled to receive a payout as determined by the Administrator. Notwithstanding the foregoing, at any time after the grant of Restricted Stock Units, the Administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout. The Administrator may, in its sole discretion, award dividend equivalents in connection with the grant of Restricted Stock Units that may be settled in cash, in Shares of equivalent value, or in some combination thereof. Payment of earned Restricted Stock Units will be made upon the date(s) determined by the Administrator and set forth in the Award Agreement. The Administrator, in its sole discretion, may only settle earned Restricted Stock Units in cash, Shares, or a combination of both. On the date set forth in the Award Agreement, all Shares underlying any unvested, unlapsed, unearned Restricted Stock Units will be forfeited to the Company for future issuance.

Other Awards

Other forms of Awards valued in whole or in part by reference to, or otherwise based on, Common Stock, including the appreciation in value thereof may be granted either alone or in addition to the specified Awards provided for in the 2025 Plan. Subject to the provisions of the 2025 Plan, the Board will have sole and complete discretion to determine the persons to whom and the time or times at which such Other Awards will be granted, the number of shares of Common Stock (or the cash equivalent thereof) to be granted pursuant to such other Awards and all other terms and conditions of such other Awards.

Non-transferability of Awards

Unless determined otherwise by the Administrator, Awards may not be sold, pledged, assigned, hypothecated, or otherwise transferred in any manner other than by will or by the laws of descent and distribution, and may be exercised, during the lifetime of the Participant, only by the Participant. If the Administrator makes an Award transferable, such Award may only be transferred (i) by will, (ii) by the laws of descent and distribution, or (iii) as permitted by Rule 701 of the Securities Act of 1933, as amended (the “Securities Act”).

Certain Adjustments

In the event that any dividend or other distribution (whether in the form of cash, shares of Common Stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares of Common Stock or other securities of the Company, or other change in the corporate structure of the Company affecting the shares of Common Stock occurs, the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2025 Plan, the Company will adjust the number and class of shares of Common Stock that is reserved and issuable under the 2025 Plan and/or the number, class, and price of shares of Common Stock covered by each outstanding Award.

Dissolution or Liquidation

In the event of the proposed dissolution or liquidation of the Company, the Administrator will notify each Participant as soon as practicable prior to the effective date of such proposed transaction. To the extent it has not been previously exercised, an Award will terminate immediately prior to the consummation of such proposed action.

Merger or Change in Control

In the event of a merger or Change in Control (as defined below), each outstanding Award will be treated as the Administrator determines (subject to the provisions of the following paragraph) without a Participant’s consent including, without limitation, that: (i) Awards will be assumed, or substantially equivalent Awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof) with appropriate adjustments as to the number and kind of shares and prices; (ii) upon written notice to a Participant, that the Participant’s Awards will terminate upon or immediately prior to the consummation of such merger or Change in Control; (iii) outstanding Awards will vest and become exercisable, realizable, or payable, or restrictions applicable to an Award will lapse, in whole or in part prior to or upon consummation of such merger or Change in Control, and, to the extent the Administrator determines, terminate upon or immediately prior to the effectiveness of such merger or Change in Control; (iv) (A) the termination of an Award in exchange for an amount of cash and/or property, if any, equal to the amount that would have been attained upon the exercise of such Award or realization of the Participant’s rights as of the date of the occurrence of the transaction (and, for the avoidance of doubt, if as of the date of the occurrence of the transaction the Administrator determines in good faith that no amount would have been attained upon the exercise of such Award or realization of the Participant’s rights, then such Award may be terminated by the Company without payment), or (B) the replacement of such Award with other rights or property selected by the Administrator in its sole discretion; or (v) any combination of the foregoing. In taking any of the actions permitted under this Section 12(c), the Administrator will not be obligated to treat all Awards, all Awards held by a Participant, or all Awards of the same type, similarly.

In the event that the successor corporation does not assume or substitute for the Award (or portion thereof), the Participant will fully vest in and have the right to exercise all of his or her outstanding Options, including Shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on Restricted Stock will lapse, and, with respect to Awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels and all other terms and conditions met. In addition, if an Option is not assumed or substituted in the event of a merger or Change in Control, the Administrator will notify the Participant in writing or electronically that the Option will be exercisable for a period of time determined by the Administrator in its sole discretion, and the Option will terminate upon the expiration of such period.

An Award will be considered assumed if, following the merger or Change in Control, the Award confers the right to purchase or receive, for each Share subject to the Award immediately prior to the merger or Change in Control, the consideration (whether stock, cash, or other securities or property) received in the merger or Change in Control by holders of Common Stock for each Share held on the effective date of the transaction (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares); provided, however, that if such consideration received in the merger or Change in Control is not solely common stock of the successor corporation or its Parent, the Administrator may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of an Option, for each Share subject to such Award, to be solely common stock of the successor corporation or its Parent equal in fair market value to the per share consideration received by holders of Common Stock in the merger or Change in Control.

Notwithstanding anything in Section 12(c) of the 2025 Plan to the contrary, an Award that vests, is earned or paid-out upon the satisfaction of one or more performance goals will not be considered assumed if the Company or its successor modifies any of such performance goals without the Participant’s consent; provided, however, a modification to such performance goals only to reflect the successor corporation’s post-Change in Control corporate structure will not be deemed to invalidate an otherwise valid Award assumption.

Notwithstanding anything in Section 12(c) of the 2025 Plan to the contrary, if a payment under an Award Agreement is subject to Code Section 409A and if the change in control definition contained in the Award Agreement does not comply with the definition of “change of control” for purposes of a distribution under Code Section 409A, then any payment of an amount that is otherwise accelerated under this Section 12 will be delayed until the earliest time that such payment would be permissible under Code Section 409A without triggering any penalties applicable under Code Section 409A.

“Change in Control” means any of the following events:

(i)	A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of the stock of the Company that, together with the stock held by such Person, constitutes more than 50% of the total voting power of the stock of the Company, except that any change in the ownership of the stock of the Company as a result of a private financing of the Company that is approved by the Board will not be considered a Change in Control;

(ii)	If the Company has a class of securities registered pursuant to Section 12 of the Exchange Act, a change in the effective control of the Company which occurs on the date that a majority of members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of this clause (ii), if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change in Control; or

(iii)	A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions. For purposes of this subsection (iii), gross fair market value means the value of the assets of the Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

For purposes of the definition of Change in Control, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with the Company. Notwithstanding the foregoing, a transaction will not be deemed a Change in Control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A, as it has been and may be amended from time to time, and any proposed or final Treasury Regulations and Internal Revenue Service guidance that has been promulgated or may be promulgated thereunder from time to time. Further, and for the avoidance of doubt, a transaction will not constitute a Change in Control if: (i) its sole purpose is to change the jurisdiction of the Company’s incorporation; or (ii) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held the Company’s securities immediately before such transaction.

Treatment of Awards on Termination of Relationship as a Service Provider

Unless otherwise provided by the Administrator, if a Participant ceases to be a Service Provider, other than upon the Participant’s termination as the result of the Participant’s death or Disability, any unvested portion of any applicable Awards will be forfeited and shares of Common Stock covered by any vested portion of the applicable Awards that have not been issued to the Participant or its designees, as applicable, pursuant to the exercise or settlement thereof during the period beginning on the date of cessation of the Participant as a Service Provider until three (3) months thereafter, will revert to the 2025 Plan. Notwithstanding the immediately preceding sentence, if the Service Provider is terminated for Cause, any Award issued to such terminated Service Provider will be forfeited, regardless of any vested or unvested portion of such Award, and in the case of such forfeiture, the Shares covered by the Award will revert to the 2025 Plan.

Unless otherwise provided by the Administrator, if a Participant ceases to be a Service Provider as a result of the Participant’s Disability, (i) the vested portion of the Option shall remain exercisable for the amount set forth in the Award Agreement (but in no event later than the expiration of the term of the Option as set forth in the Award Agreement), and if no time is specified in the Award Agreement, the vested portion of the Option shall remain exercisable for twelve (12) months following the Participant’s termination, and (ii) the unvested portion shall remain exercisable for three (3) months following the Participant’s termination due to Disability, and after such three (3) months the Shares underlying the unvested portion of the Option will be forfeited and revert to the 2025 Plan. If after termination the Participant does not exercise his or her Option within the time specified herein, the Option will terminate, and the Shares covered by such Option will revert to the 2025 Plan.

Unless otherwise provided by the Administrator, if a Participant dies while a Service Provider, the Option may be exercised within such period of time as is specified in the Award Agreement (but in no event later than the expiration of the term of such Option as set forth in the Award Agreement) to the extent that the Option is vested on the date of death, by the Participant’s designated beneficiary, provided such beneficiary has been designated prior to the Participant’s death in a form acceptable to the Administrator. If no such beneficiary has been designated by the Participant, then such Option may be exercised by the personal representative of the Participant’s estate or by the person(s) to whom the Option is transferred pursuant to the Participant’s will or in accordance with the laws of descent and distribution. In the absence of a specified time in the Award Agreement, the Option shall remain exercisable for twelve (12) months following the Participant’s termination. Unless otherwise provided by the Administrator, if at the time of death Participant is not vested as to his or her entire Option, the Shares covered by the unvested portion of the Option will immediately revert to the 2025 Plan. If the Option is not so exercised within the time specified herein, the Option will terminate, and the Shares covered by such Option will revert to the 2025 Plan.

Clawback

Awards will be subject to any Company clawback policy that the Company is required to adopt pursuant to the listing standards of any national securities exchange or association on which the Company’s securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable laws. The administrator also may specify in an award agreement that the participant’s rights, payments or benefits with respect to an award will be subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of certain specified events. The Administrator may require a participant to forfeit, return or reimburse the Company all or a portion of the Award or shares issued under the Award, any amounts paid under the Award and any payments or proceeds paid or provided upon disposition of the shares issued under the Award in order to comply with such clawback policy or Applicable Laws.

U.S. Federal Income Tax Consequences

The 2025 Plan is, in part, is a qualified plan for federal income tax purposes. As such, the Company is entitled to (i) withhold and deduct from future wages of the Participant, or make other arrangements for the collection of, all legally required amounts necessary to satisfy any and all federal, state and local withholding and employment-related tax requirements attributable to a qualified stock option, including, without limitation, the grant, exercise or vesting of, or payment of dividends with respect to, a qualified stock option or a disqualifying disposition of stock received upon exercise of a qualified stock option, or (ii) require the Participant promptly to remit the amount of such withholding to the Company before taking any action, including issuing any shares of Common Stock, with respect to a qualified stock option.

Amendment and Termination

The Board may at any time amend, alter, suspend or terminate the 2025 Plan. The Company shall obtain stockholder approval of any Plan amendment to the extent necessary and desirable to comply with Applicable Laws. Additionally, the Company shall obtain stockholder approval for each of the following: (i) increases to the shares of Common Stock reserved and issuable under the 2025 Plan other than as set forth in Section 3(c)(ii) to 3(c)(iii) of the 2025 Plan (evergreen and adjustment provisions of the 2025 Plan); (ii) any changes to the applicable prices that a Participant may pay for with regard to applicable Awards granted under the 2025 Plan, provided, however, that the terms of outstanding Awards may be amended without shareholder approval to reduce the exercise price of outstanding Options, or to cancel outstanding Options in exchange for cash, other Awards, or Options with an exercise price that is less than the exercise price of the original Option; (iii) changes to the 2025 Plan which would expand eligibility for Participant or potential Participants’ Awards; (iv) changes to the 2025 Plan which would materially increase Participants’ or potential Participants’ benefits available under the 2025 Plan; and (v) changes to the 2025 Plan which would expand the types of Awards provided under the 2025 Plan. Notwithstanding anything to the contrary in the 2025 Plan, the terms of outstanding Awards may be amended without shareholder approval to reduce the exercise price of outstanding Options, or to cancel outstanding Options in exchange for cash, other Awards, or Options with an exercise price that is less than the exercise price of the original Option to the extent permitted by applicable law or the listing rules of the applicable trading market.

No amendment, alteration, suspension or termination of the 2025 Plan will impair the rights of any Participant, unless mutually agreed otherwise between the Participant and the Administrator, which agreement must be in writing and signed by the Participant and the Company. Termination of the 2025 Plan will not affect the Administrator’s ability to exercise the powers granted to it under the 2025 Plan with respect to Awards granted under the 2025 Plan prior to the date of such termination.

As of December 31, 2025, no options to purchase shares of Common Stock under the Plan were outstanding, and 7,752 shares were available for future grant. Each option granted under the Plan will carry a term of no more than 10 years from the date of grant and the Plan will remain in effect until it is terminated by the Board. The term and vesting periods for options granted under the Plan are determined by the Board. The summary does not contain a complete description of all provisions of the 2025 Plan and is qualified in its entirety by reference to the 2025 Plan, a copy of which is filed as Exhibit 10.1 to this Annual Report.

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

Equity Compensation Plan Information

The table below sets forth information concerning securities granted under equity compensation plans approved and not approved by security holders of the Company and the weighted average exercise price for such securities as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6	$265,384	7,746
Equity compensation plans not approved by security holders	-	$-	-
Total	6	$265,384	7,746

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of the Company’s Common Stock and Series B Preferred Stock as of March 30, 2026 by: (i) each director and nominee for director; (ii) each executive officer named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock and Series B Preferred Stock.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of March 30, 2026. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares that they beneficially own, subject to applicable community property laws.

Percentage ownership is based on 1,159,112 shares of Common Stock and 6,372,874  shares of outstanding Series B Preferred Stock as of March 30, 2026.

Number of Shares Beneficially Owned					Beneficial Ownership Percentages
Name and Address of Beneficial Owner (1)	Common Stock		Series B Preferred Stock		Percent of Common Stock		Percent of Series B Preferred Stock (2)	Percent of Voting Stock (2)
Officers and Directors
Braeden Lichti, Non-employee, Non-Executive Chairman of the Board	35	(3)	3,336,437	(4)	*	%	52.35%	44.30%
Graydon Bensler, Non-Employee Chief Executive Officer, Chief Financial Officer and Director	10	(5)	3,036,437	(6)	*	%	47.65%	40.31%
Jeffrey Parry, Director	2	(7)	0		*	%	0%	*%
George Kovalyov, Director	0		0		*	%	0%	*%
Juliana Daley, Director	2	(8)	0		*	%	0%	*%
All executive officers and directors as a group (5 persons)	49	(9)	6,372,874		*	%	100%	84.64%

5%+ Stockholders of Series B Preferred Stock
Northstrive Companies Inc. (10)	**		3,336,437	(4)	**		52.35%	44.30%
GB Capital Ltd (11)	**		3,036,437	(6)	**		47.65%	40.31%
5%+ Stockholders of Common Stock

*	Denotes less than one (1%) percent.

**	This shareholder is not a 5% or greater holder of Common Stock, only a 5% or greater holder of Series B Preferred Stock.

(1)	Unless otherwise indicated, the business address of each of the individuals is our address of c/o PMGC Inc., 120 Newport Center Drive, Newport Beach, CA 92660.

(2)	Rounded to the nearest tenth percent.

(3)	Consists of (i) 2 shares of Common Stock that Mr. Lichti has the right to acquire from us within 60 days of March 30, 2026 pursuant to the exercise of stock options previously granted under the Amended 2020 Equity Incentive Plan, (ii) 32 shares of Common Stock held by Northstrive Companies Inc., of which Mr. Lichti has sole voting and dipositive power over the shares, and (iii) 1 share of Common Stock underlying warrants held by BWL Investments Ltd.

(4)	These shares of Series B Preferred Stock are held through Northstrive Companies Inc., a California corporation wholly owned by Braeden Lichti, the Company’s Non-employee, Non-Executive Chairman. Mr. Lichti has sole voting and dispositive power over these shares.

(5)	Consists of (i) 8 shares of Common Stock held by GB Capital Ltd, of which Mr. Bensler has sole voting and dipositive power over the shares and (ii) 2 shares of Common Stock that Mr. Bensler has the right to acquire from us within 60 days of March 30, 2026 pursuant to the exercise of stock options previously granted under the Amended 2020 Equity Incentive Plan.

(6)	These shares of Series B Preferred Stock are held through GB Capital Ltd, a British Columbia, Canada corporation wholly owned by Graydon Bensler, the Company’s Non-employee Chief Executive Officer, Chief Financial Officer, and Director. Mr. Bensler has sole voting and dispositive power over these shares.

(7)	Consists of (i) 1 share of Common Stock and (ii) 1 share of Common Stock that Mr. Parry has the right to acquire from us within 60 days of March 30, 2026, pursuant to the exercise of stock options previously granted under the Amended 2020 Equity Incentive Plan.

(8)	Consists of (i) 1 share of Common Stock and (ii) 1 share of Common Stock that Ms. Daley has the right to acquire from us within 60 days of March 30, 2026, pursuant to the exercise of stock options previously granted under the Amended 2020 Equity Incentive Plan.

(9)	Consists of (i) 42 shares of Common Stock beneficially owned by our directors and executive officers, (ii) 6 shares of Common Stock underlying outstanding options, exercisable within 60 days of March 30, 2026 and (iii) 1 share of Common Stock underlying warrants.

(10)	Northstrive Companies Inc. is an entity wholly owned by Braeden Lichti, the Company’s Non-employee, Non-executive Chairman. Mr. Lichti has sole voting and dispositive power over the shares of Series B Preferred Stock held by Northstrive Companies Inc.

(11)	GB Capital Ltd is an entity wholly owned by Graydon Bensler, the Company’s Non-employee Chief Executive Officer, Chief Financial Officer, and Director. Mr. Bensler has sole voting and dispositive power over the shares of Series B Preferred Stock held by GB Capital Ltd.

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

The following is a summary of transactions entered since January 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed $109,308.19, which represents 1% of the average of our total assets amounts as of December 31, 2025 and 2024), and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

GB Capital Ltd

The Company paid consulting fees of $412,000 and $391,333 to GB Capital Ltd, a company controlled by Graydon Bensler, Chief Executive Officer, Chief Financial Officer and Director in 2025 and 2024, respectively.

The Company incurred consulting fees of $697,800 and $391,333 to GB Capital Ltd, a company wholly owned by Graydon Bensler, our current non-employee Chief Executive Officer, Chief Financial Officer and Director in 2025 and 2024, respectively. In the 2025 fiscal year, the Company paid GB Capital $262,000 in consulting fees under GB Capital’s Consulting and Services Agreement for Non-Employee Chief Executive Officer. As of December 31, 2025, the Company has $285,800 due to GB Capital in contract performance bonus payments and has paid $150,000 to GB Capital in contract performance bonus payments under GB Capital’s Consulting and Services Agreement for Non-Employee Chief Executive Officer.

On July 25, 2025, the Company entered into the GB Capital Secondment Agreement with GB Capital, pursuant to which GB Capital agreed to second certain of its employees (each, a “GB Capital Employee” and, collectively, the “GB Capital Employees”), on an exclusive basis, to the Company from time to time to provide certain services in accordance with the terms of the GB Capital Secondment Agreement. The GB Capital Employees will remain employees of GB Capital during their respective periods of secondment (each, a “GB Capital Secondment Period”) and will not be employees of the Company.

Under the GB Capital Secondment Agreement, GB Capital shall pay each Employee’s salary, incentives, health and retirement benefits, and other applicable compensation or benefits GB Capital Employee is entitled to as an employee of GB Capital. As consideration for GB Capital making GB Capital Employees available to provide services during the GB Capital Secondment Period, the Company shall reimburse GB Capital on a monthly basis based on (i) an agreed hourly rate set forth in Exhibit A of the GB Capital Secondment Agreement, multiplied by (ii) actual hours worked by the GB Capital Employee. Except as otherwise set forth in the GB Capital Secondment Agreement, each party to the GB Capital Secondment Agreement shall bear its own costs and expenses in connection with the GB Capital Secondment Agreement. However, if any extraordinary costs or expenses not contemplated by the GB Capital Agreement arise in connection with the GB Capital Agreement, including travel and expenses, the Company will reimburse GB Capital for such costs and expenses, provided that (i) the Company provided its written consent prior to GB Capital’s incurrence of such costs and expenses, and (ii) such costs and expenses are documented to the reasonable satisfaction of the Company.

Pursuant to the terms of the GB Capital Secondment Agreement, each GB Capital Employee will provide services to the Company as agreed between the parties up to the number of hours per week specified in Exhibit A. Further, each GB Capital Employee shall provide services at the Company’s principal place of business or such other place as the parties may agree. The Company has full and exclusive responsibility for each GB Capital Employee’s actions performed in service to the Company during the GB Capital Secondment Period.

The Company may terminate the services provided by any GB Capital Employee at any time by providing at least fifteen (15) days’ prior written notice of termination to GB Capital, provided that the Company may terminate any GB Capital Employee’s secondment at any time, without advance notice, in the event of the GB Capital Employee’s misconduct, violation of the Company’s policies, or any conduct that the Company reasonably determines may be detrimental to the business or reputation of the Company. Upon the termination of any GB Capital Employee’s employment with GB Capital, any GB Capital Employee’s services to the Company will also terminate, and if such employment with GB Capital is terminated, GB Capital shall provide notice of the same to the Company no later than the close of business on the same day such termination becomes effective. GB Capital may terminate the GB Capital Secondment Agreement by providing at least 90 days’ written notice of termination to the Company. The Company may terminate the GB Capital Secondment Agreement by providing at least 30 days’ written notice of termination to GB Capital. The GB Capital Secondment Agreement may be terminated by either party upon 10 days’ written notice if the other party breaches or is in default of any provision of the GB Capital Secondment Agreement and does not cure such breach or default within such 10 day period, with such notice to be made and delivered to the addresses as provided by the applicable party.

The foregoing summary of the GB Capital Secondment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the GB Capital Secondment Agreement, a copy of which is included as Exhibit 10.15 herein.

On October 16, 2025, the Company entered into Amendment No. 1 to the GB Capital Secondment Agreement with GB Capital (“Amendment No. 1 to the GB Capital Secondment Agreement”). Amendment No. 1 to the GB Capital Secondment Agreement amends the GB Capital Secondment Agreement as follows:

a.	The effective date of the GB Capital Secondment Agreement was amended to October 16, 2025.

b.	Section 4 of the GB Capital Secondment Agreement was amended and supplemented to state that the seconded employees of GB Capital (“GB Capital Seconded Employees”) are classified as exempt under applicable law and will be paid on a salary basis, while non-exempt GB Capital Seconded Employees will be paid hourly, with overtime in accordance with law. Amendment No. 1 to the GB Capital Secondment Agreement also added terms to Section 4 providing for: GB Capital Seconded Employees’s eligibility to participate in the Company’s group health plans on the same terms as similarly situated employees; and GB Capital’s proposal of milestone-driven bonuses or incentive payments for GB Capital Seconded Employees, subject to the Company’s prior written approval.

c.	Terms were added to Section 5 providing for: (i) the Company’s reimbursement to GB Capital for all costs and expenses associated with any GB Capital Seconded Employee’s use of a company car in the course of providing services to the Company: (ii) the Company’s reimbursement to GB Capital for reasonable costs and expenses incurred in providing office space for GB Capital Seconded Employees during the secondment period, including rent, utilities, and related overhead, to the extent such office space is used for the performance of services for the Company; (iii) the Company’s provision of a mobile phone and/or reimbursement for certain costs associated with the phone if in performing the secondment, a mobile phone and/or associated service plan is reasonably required; and (iv) the Company’s reimbursement to GB Capital for fees actually incurred in connection with the hiring and onboarding of GB Capital Seconded Employees.

d.	Amendment No. 1 to the GB Capital Secondment Agreement replaced Exhibit A of the GB Capital Secondment Agreement with a new Exhibit A setting forth (i) approved GB Capital Seconded Employees; and (ii) the Company’s payment of a fee equal to 30% of aggregate employment costs for all of the GB Capital Seconded Employees. Any additions of employees beyond those set forth in Exhibit A requires prior review and approval by the Board.

Except as expressly amended by Amendment No. 1 to the GB Capital Secondment Agreement, all other terms and conditions of the GB Capital Secondment Agreement remain unchanged and in full force and effect. The foregoing summary of Amendment No. 1 to the GB Capital Secondment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 1 to the GB Capital Secondment Agreement, a copy of which is filed as Exhibit 10.26 herein.

As of December 31, 2025, the Company has paid GB Capital a total of $159,996 for management fees, bonuses and fees and reimbursements under the Secondment Agreement. This amount includes $31,755 in management fees and $128,241 in expense reimbursements. The reimbursed expenses cover costs and bonuses for seconded GB Capital employees working on the Company’s operations, reimbursements for third party recruiting and temporary staffing fees paid by GB Capital and other personnel-related operating expenses required to operate the Company’s wholly owned subsidiaries.

Northstrive Companies Inc.

The Company incurred consulting fees of $764,600 and $365,900 to Northstrive Companies Inc., a company wholly owned by our Non-Employee, Non-Executive Chairman, Braeden Lichti, in 2025 and 2024, respectively. In the fiscal year ending December 31, 2025, the Company has paid $328,800 to Northstrive in consulting fees under Northstrive’s Consulting and Services Agreement for Non-Employee, Non-Executive Chairman, and has $285,800 due to Northstrive in bonus payments. As of December 31, 2025, the Company has $285,800 due to Northstrive in bonus payments and has paid $150,000 to Northstrive in bonus payments under Northstrive’s Consulting and Services Agreement for Non-Employee, Non-Executive Chairman.

As amended and agreed to on May 1, 2023, and as effective on January 4, 2022, we entered into a consulting agreement (the “Northstrive Consulting Agreement”) with Northstrive Companies Inc., a California corporation (“Northstrive”) owned and managed by Braeden Lichti. Pursuant to the Northstrive Consulting Agreement, Northstrive is to assist us in a variety of business matters, including assistance in our overall investor outreach and communications strategy, and advising us on becoming a “public” company. As of December 31, 2025, the Company had $324,736 due to Northstrive. We retained the option, but not the obligation to issue the amount of Compensation due Northstrive in shares of our Common Stock equal to our series A preferred stock price at $1.34138 per share (pre 200:1 stock consolidation, pre 1-for-7 reverse stock split, pre 1-for-3.5 reverse stock split) equal to the value of the Compensation due to Northstrive for services provided through and up to March 31, 2023 and $3.00 per share (pre 200:1 stock consolidation, pre 1-for-7 split, and pre 1-for-3.5 Split). On June 21, 2024, we entered into the Amended and Restated Consulting Agreement with Northstrive (the “First Amended Northstrive Consulting Agreement”), pursuant to which Mr. Lichti would serve as non-executive Chairman of the Company. As consideration for his services as non-executive Chairman, the Company agreed to pay Northstrive $16,000 per month. For the fiscal year ended December 31, 2025, we paid Northstrive $328,800 under the Northstrive Consulting Agreement. The First Amended Northstrive Consulting Agreement was filed as Exhibit 10.13 in the Form S-1 filed with the SEC on February 12, 2025 and is incorporated herein by reference.

On October 25, 2024, the Company entered into the Second Amended and Restated Consulting Agreement for Non-Executive Chairman (the “Second Amended Northstrive Companies Consulting Agreement”) with Northstrive. The Second Amended Northstrive Companies Consulting Agreement provided that, as consideration for Mr. Lichti’s provision of his services as non-executive Chairman, as set forth more fully in such agreement, the Company would compensate Northstrive as such: (i) an annual consultant fee of $300,000 per annum (the “Lichti Annual Consultant Fee”), 1/12 of which Lichti Annual Consultant Fee will be paid to Northstrive once per calendar month (“Northstrive Payment Cycle”), provided that Northstrive performs the Services required to be performed in each Northstrive Payment Cycle. The Company agreed that upon execution of the Second Amended Northstrive Companies Consulting Agreement, the Company would make the following payments to Northstrive (such payments, the “Northstrive Sign-on Bonuses”): (A) a one-time bonus of $175,000, with (I) $100,000 of such bonus to be paid to Northstrive in cash and (II) $75,000 of such bonus to be remitted to Northstrive in Series B Preferred Stock, with the cash equivalent of such shares of Series B Preferred Stock to be determined by mutual agreement of the Company and Northstrive; and (B) 300,000 shares of Series B Preferred Stock. In the Board’s sole discretion, it may also award Northstrive a bonus at the end of the applicable fiscal year in the amounts it determines in its sole discretion (each of such bonuses, the “Northstrive Annual Bonus”), provided that Northstrive meets the Board’s performance objectives for Northstrive and Northstrive is engaged by the Company for such fiscal year in full. The target of the Northstrive Annual Bonus is 125% or greater of the Lichti Annual Consultant Fee.

Subject to the terms of the Second Amended Northstrive Companies Consulting Agreement, Northstrive is also entitled to each of the following bonus payments (collectively, the “Northstrive Milestone Bonuses”). Such Northstrive Milestone Bonuses are payable upon the occurrence of the following events, at which time the Company shall remit the applicable Northstrive Milestone Bonuses to Northstrive as follows:

(i)	The Company shall pay Northstrive $150,000 for each Company acquisition consummated, provided that the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of the acquisition.

(ii)	The Company shall pay Northstrive $50,000 upon any closing of an equity or equity-linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies Northstrive for such payment, the “Northstrive Triggering Equity Financing,” and such payment, the “Northstrive Equity Financing Bonus”). For the avoidance of doubt, Northstrive is entitled only to a one-time payment of the Northstrive Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as a Northstrive Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the Northstrive Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the Northstrive Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company.

(iii)	The Company shall pay Northstrive $75,000 each time the Company achieves a Market Valuation (as defined in the Second Amended Northstrive Companies Consulting Agreement) of $10,000,000, $20,000,000, $30,000,000, and $40,000,000 (each of such payments, “Northstrive Valuation Payment”), provided that each of such market valuations continue for each at least five (5) consecutive Trading Days, and provided further that the Company may only recover any erroneously awarded amounts in Northstrive Valuation Payments for one (1) year following the date of such erroneous award.

(iv)	The Company shall pay Northstrive $300,000 each time the Company achieves a Market Valuation of $50,000,000 and $100,000,000, provided that each of such Market Valuations continues for each at least two (2) consecutive Trading Days.

Notwithstanding anything to the contrary stated in the Second Amended Northstrive Companies Consulting Agreement, Northstrive may elect to accrue the Northstrive Milestone Bonuses and convert the cash amount of the Northstrive Milestone Bonus into shares of the Company’s common stock or preferred stock. In such event, the conversion ratio of the Northstrive Milestone Bonus shall be determined by mutual agreement between the Company and Northstrive. The Second Amended Northstrive Companies Consulting Agreement was filed as Exhibit 10.20 in the Form S-1 filed with the SEC on February 12, 2025 and is incorporated herein by reference.

On October 25, 2024, the Company entered into the Amendment to the Second Amended Northstrive Companies Consulting Agreement, which stipulated that the Company’s issuances of Series B Preferred Stock to Northstrive as the Northstrive Sign-on Bonuses, were subject to stockholder approval. The Amendment to the Second Amended Northstrive Companies Consulting Agreement is filed as Exhibit 10.22 in the Form S-1 filed with the SEC on February 12, 2025 and is incorporated herein by reference. For the fiscal year ended December 31, 2025, we paid Northstrive $328,800 under the Second Amended Northstrive Companies Consulting Agreement.

On April 3, 2025, the Company entered into Amendment No. 2 to the Second Amended Northstrive Companies Consulting Agreement, which amended and restated paragraph 1d of Exhibit B of the Second Amended and Restated Northstrive Companies Consulting Agreement to include:

“d. Milestone-based Cash Bonuses. Upon the occurrence of the following events, the Company shall remit the applicable cash bonuses to the Consultant as set forth in this Section 1(d) and subject to the terms and conditions of this Section 1(d):

(i) The Company shall pay the Consultant $150,000 for each Company acquisition consummated, provided the target company of such acquisition has $2,000,000 in annual revenue or more upon consummation of the acquisition;

(ii) The Company shall pay the Consultant $50,000 upon any closing of an equity or equity-linked financing of the Company which results in net proceeds being raised in such financing of $3,000,000 in a fiscal quarter (the closing which qualifies the Consultant for such payment, the “Triggering Equity Financing,” and such payment, the “Equity Financing Bonus”). For the avoidance of doubt, the Consultant is entitled only to a one-time payment of the Equity Financing Bonus $50,000 per fiscal quarter and the Company will not make further payments as an Equity Financing Bonus in spite of the occurrence of any of the following events: (A) the closing of any equity or equity-linked financings subsequent to the Triggering Equity Financing in such fiscal quarter which result in proceeds of $3,000,000 to the Company; (B) any closings for the same equity financing round subsequent to the Triggering Equity Financing in such fiscal quarter which result in additional proceeds of $3,000,000 or more to the Company.

(iii) The Company shall pay the Consultant $50,000 each time the Company achieves a Market Valuation (as defined below) of $5,000,000, $10,000,000, $15,000,000, $20,000,000, and $25,000,000 (each of such payments, “Valuation Payment”); provided that each of such Market Valuations continue for each at least five (5) consecutive Trading Days (as defined below), and provided further that the Company may only recover any erroneously awarded amounts in Valuation Payments for one (1) year following the date of such erroneous award.

(iv) The Company shall pay the Consultant $600,000 each time the Company achieves a Market Valuation of $50,000,000 and $100,000,000; provided that each of such Market Valuations continues for each at least two (2) consecutive Trading Days.

(v) The Board, in its sole discretion, may award a cash or equity bonus payment (“Licensing Milestone Bonus”) to the Consultant upon the Company or any of its Subsidiaries’ (as defined below) entry into a license agreement which provides for (A) the Company or Subsidiary’s license of any intellectual property rights of the Company or Subsidiary to another party, including the license of intellectual property rights of the Company or Subsidiary to each other, or (B) a third party’s license of intellectual property rights to the Company or Subsidiary; provided, however, that if the Board determines to award the Licensing Milestone Bonus to the Consultant in the form of preferred stock, such preferred stock issuance is subject to the approval of the Company’s shareholders.

“Subsidiary” means any corporation or other entity of which a majority of (i) the voting power of the voting equity securities or (ii) the outstanding equity interests is owned, directly or indirectly, by the Company.”

(vi) Notwithstanding anything to the contrary in this Second A&R Agreement, the Consultant may elect to accrue the payments due to the Consultant under Section 1(d) of this Exhibit B (each, a “Milestone Bonus”) convert the cash amount of the Milestone Bonus into shares of the Company’s common stock or preferred stock. In such event, the conversion ratio of the Milestone Bonus shall be determined by mutual agreement between the Company and the Consultant, provided, however, that if the Consultant determines to receive the Milestone Bonus payment in the form of preferred stock, the Milestone Bonus payment is subject to the approval of the Company’s shareholders.”

Capitalized terms used in the text quoted immediately above have the meanings set forth in Amendment No. 2 to the Second Amended Northstrive Companies Consulting Agreement. The Second Amended Northstrive Consulting Agreement further clarified that (the equity grants made to Northstrive under Section 2 of Exhibit B of the Northstrive Consulting Agreement, if determined by the Board to be in the form of preferred stock, is subject to the approval of the Company’s shareholders. The foregoing summary of Amendment No. 2 to the Second Amended Northstrive Consulting Agreement does not purport to be complete and is subject to and is qualified in its entirety by a copy of Amendment No. 2 to the Second Amended Northstrive Consulting Agreement, filed as Exhibit 10.8 herein.

On August 12, 2025, the Company entered into Amendment No. 3 to the Second Amended Northstrive Consulting Agreement, which provided for the Company’s grant of Acquisition Awards (as defined below) to Northstrive on the consummation of any acquisition of (i) an entity, (ii) assets, or (iii) capital stock by the Company or any Subsidiary (as defined below). The amount of the Acquisition Award will be calculated based on the total purchase price of the consummated acquisition, regardless of whether or not such purchase price is paid in cash, stock, assumed debt, or other consideration (such purchase price, the “Agreement Acquisition Value”), and will be determined as follows:

(i)	Agreement Acquisition Value from $0 to $5,000,000 – Northstrive is entitled to an Acquisition Award of 5% of the Northstrive Agreement Acquisition Value;

(ii)	Agreement Acquisition Value over $5,000,000 to $10,000,000 – Northstrive is entitled to an Acquisition Award of 6% of the Northstrive Agreement Acquisition Value;

(iii)	Agreement Acquisition Value over $10,000,000 to $20,000,000 – Northstrive is entitled to an Acquisition Award of 7% of the Northstrive Agreement Acquisition Value; and

(iv)	Agreement Acquisition Value over $20,000,000 - Northstrive is entitled to an Acquisition Award of 8% of the Northstrive Agreement Acquisition Value.

In addition to the determinations of Agreement Acquisition Value set forth above, the Compensation Committee may, in its sole discretion, determine to award Northstrive an additional 1% of the applicable percentage of the Acquisition Value if: (i) the Board and/or Compensation Committee projects the applicable acquisition to be earnings before interest, tax, depreciation, and amortization (EBITDA) or net income accretive within twelve (12) months of closing or (b) the Compensation Committee deems the applicable acquisition as an advancement to the Company’s long-term growth objectives, competitive positioning, and/or operational capabilities.

If Northstrive elects to receive its Acquisition Award in the form of RSUs or restricted stock, the number of RSUs (“RSU Award Amount”) or restricted stock granted shall equal (x) the dollar value of the Acquisition Award divided by (y) the trailing five (5) day volume-weighted average price (VWAP) of the Company’s common stock ending on the trading day prior to the acquisition closing date (such RSU Award Amount rounded down to the nearest whole share). The RSUs or restricted stock granted to Northstrive will be fully vested and shall not be subject to any further service or performance conditions.

Amendment No. 3 to the Second Amended Northstrive Consulting Agreement also provided for the name change of the Second Amended Northstrive Consulting Agreement, going forward, to “Consulting and Services Agreement for Non-Employee, Non-Executive Chairman.” Amendment No. 3 to the Second Amended Northstrive Consulting Agreement is filed as Exhibit 10.16 herein.

On October 16, 2025, the Company entered into Amendment No. 4 to the Northstrive Consulting Agreement with Northstrive.

Amendment No. 4 to the Northstrive Consulting Agreement modified the terms of the Consulting and Services Agreement for Non-Employee, Non-Executive Chairman between the Company and Northstrive dated October 25, 2024 as follows:

a.	Amend subsection 1(a) to state that NorthStrive’s the “Non-Executive Chairman” title is for consulting purposes only and does not confer officer, employee, or director status on Northstrive.

b.	Replace all references to “Severance Payment” and “Severance Event” in Section 4 to “Termination Payment” and “Termination Event.”

c.	Amend Section 4 to: (i) additionally provide that Northstrive is entitled to payment for all services performed and approved expenses incurred up to the effective date of termination of the Northstrive Consulting Agreement, (ii) remove any references in Section 4 to the requirement that Northstrive execute a separation agreement and release of claims as a condition to payment, and (iii) remove any language stating the Northstrive’s unvested options will not accelerate on termination not for Cause.

d.	Amend Section 6 to state that Northstrive shall determine the method, details, and means of performing its services, subject only to the results required by the Company.

e.	Amend and restate subsection 6(a) to provide that Northstrive is expressly authorized to enter into contracts and make commitments on behalf of the Company, subject to any limitations or approval requirements established by the Board or as otherwise provided in writing by the Company.

f.	Amend and restate subsection 6(b)’s provisions regarding Northstrive’s ineligibility for the Company’s employee benefits;

g.	Amend and restate subsection 6(c)’s provisions regarding Northstrive’s tax responsibilities for compensation paid under the Northstrive Consulting Agreement;

h.	Amend Section 7 to state that Northstrive retains the right to provide services to others, subject to applicable noncompete/conflict provisions in the Northstrive Consulting Agreement; and

i.	Add a new subsection 10(a) to emphasize that Northsrive does not have an employment relationship, partnership, joint venture, fiduciary, or agency relationship with the Company under the Northstrive Consulting Agreement.

Capitalized terms used the description of Amendment No. 4 to the Northstrive Consulting Agreement in this Annual Report have the meanings set forth therein.

Except as expressly amended in Amendment No. 4 to the Northstrive Consulting Agreement, the Northstrive Consulting Agreement remains in full force and effect. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of Amendment No. 4 to the Northstrive Consulting Agreement, a copy of which is filed as Exhibit 10.29 herein.

Secondment Agreement with Northstrive

On May 7, 2025, the Company entered into a Secondment Agreement with Northstrive, pursuant to which Northstrive agreed to second certain of its employees (each, a “Northstrive Employee” and, collectively, the “Northstrive Employees”) to the Company from time to time to provide certain services in accordance with the terms of the Northstrive Secondment Agreement. The Northstrive Employees will remain employees of Northstrive during their respective periods of secondment (each, a “Northstrive Employee Secondment Period”) and will not be employees of the Company. Under the Northstrive Secondment Agreement, Northstrive shall pay each Northstrive Employee’s salary, incentives, health and retirement benefits, and other applicable compensation or benefits Northstrive Employee is entitled to as an employee of Northstrive. As consideration for Northstrive making Northstrive Employees available to provide services during the Northstrive Employee Secondment Period, the Company will reimburse Northstrive on a monthly basis based on (i) an agreed hourly rate set forth in the Secondment Agreement, multiplied by (ii) actual hours worked by the Northstrive Employee. Except as otherwise set forth in the Northstrive Secondment Agreement, each party to the Northstrive Secondment Agreement shall bear its own costs and expenses in connection with the Northstrive Secondment Agreement. However, if any extraordinary costs or expenses not contemplated by the Northstrive Secondment Agreement arise in connection with the Northstrive Secondment Agreement, including travel and expenses, the Company will reimburse Northstrive for such costs and expenses, provided that (i) the Company provided its written consent prior to Northstrive’s incurrence of such costs and expenses, and (ii) such costs and expenses are documented to the reasonable satisfaction of the Company.

Pursuant to the terms of the Northstrive Secondment Agreement, each Northstrive Employee will provide services to the Company as agreed between the parties up to the number of hours per week specified in the Northstrive Secondment Agreement. Further, each Northstrive Employee shall provide services at the Company’s principal place of business or such other place as the parties may agree. The Company has full and exclusive responsibility for each Northstrive Employee’s actions performed in service to the Company during the Northstrive Secondment Period.

The Company may terminate the services provided by any Northstrive Employee at any time by providing at least fifteen (15) days’ prior written notice of termination to Northstrive. Upon the termination of any Northstrive Employee’s employment with Northstrive, any Northstrive Employee’s services to the Company will also terminate, and if such employment with Northstrive is terminated, Northstrive shall provide notice of the same to the Company. Either party may terminate the Northstrive Secondment Agreement by providing at least 90 days’ written notice of termination to the other party. If a party is in breach or default of any provision of the Northstrive Secondment Agreement and does not cure such breach or default within ten (10) days, the other party may terminate the Agreement upon ten (10) days’ written notice to the other party, with such notice to be made pursuant to the terms of the Northstrive Secondment Agreement.

The Northstrive Secondment Agreement contains customary provisions relating to confidentiality, indemnification, and limitations on liability. The foregoing summary of the Northstrive Secondment Agreement does not purport to be complete and is subject to and are qualified in their entirety by a copy of the Northstrive Secondment Agreement, filed herein as Exhibit 10.11.

As of December 31, 2025, the Company has paid NorthStrive a total of $382,707 for management fees, bonuses and fees and reimbursements under the Secondment Agreement. This amount includes $65,263 in management fees and $317,444 in expense reimbursements.   The reimbursed expenses cover costs and bonuses for seconded NorthStrive employees working on the Company’s operations, reimbursements for third party recruiting and temporary staffing fees paid by Northstrive, and other personnel-related operating expenses required to operate the Company’s wholly owned subsidiaries.

On October 16, 2025, the Company entered into Amendment No. 1 to the Northstrive Secondment Agreement with Northstrive.

Amendment No. 1 to the Northstrive Secondment Agreement amends the Northstrive Secondment Agreement as follows:

a.	The effective date of the Northstrive Secondment Agreement was amended to October 16, 2025.

b.	Section 4 of the Northstrive Secondment Agreement was amended and supplemented to state that the Northstrive Seconded Employees are classified as exempt under applicable law and will be paid on a salary basis, while non-exempt Northstrive Seconded Employees will be paid hourly, with overtime in accordance with law. Amendment No. 1 to the Northstrive Secondment Agreement also added terms to Section 4 providing for: Northstrive Seconded Employees’ eligibility to participate in the Company’s group health plans on the same terms as similarly situated employees; and Northstrive’s proposal of milestone-driven bonuses or incentive payments for Northstrive Seconded Employees, subject to the Company’s prior written approval.

On June 19, 2024, the Company entered into an Unsecured Revolving Line of Credit Promissory Note (the “Revolving Note”) with NorthStrive Fund II LP, an entity owned and controlled by Braeden Lichti. The Revolving Note provided for a $200,000 unsecured line of credit to the Company with a maturity date of June 19, 2025, and interest calculated at the rate of twenty percent (20.0%) per annum on the outstanding principal balance through the maturity date. Under the Revolving Note, the Company may prepay any outstanding balance of the Revolving Note at any time, provided that interest due on the Revolving Note is simultaneously satisfied in full. As of the date of this Proxy Statement, the Revolving Note has been repaid in full. The largest aggregate amount of principal outstanding in the last two (2) fiscal years was $200,000, and the interest paid in that time was $40,000.

Other Agreements with Our Stockholders

Share Repurchases

On March 7, 2025, the Company entered into two share buyback purchase agreements with two of its existing shareholders, pursuant to which the Company repurchased, in the aggregate, 11 shares of Common Stock (such share amount on a pre-adjusted basis and 4 on an as-adjusted basis) from such shareholders at a price of $5.0617 per share (such dollar amount on a pre-adjusted basis and $13.00 on an as-adjusted basis). These share repurchases were consummated on the same date. These shareholders had initially approached the Company for the share repurchases.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing shareholder, pursuant to which the Company purchased 30 shares of Common Stock (such share amount on a pre-adjusted basis and 9 on a as-adjusted basis) from such shareholder at a purchase price of $4.235 per share (such dollar amount on a pre-adjusted basis and $14.82 on an as-adjusted basis), and a warrant to purchase 36 shares of Common Stock (such share amount on a pre-adjusted basis and 11 on an as-adjusted basis) at an exercise price of $4,200.00 per share (such dollar amount on a pre-adjusted basis and $14,700 on an as-adjusted basis), at a purchase price of $0.01 (such dollar amount on a pre-adjusted basis and $0.035 on an as-adjusted basis). The total purchase price of such common stock and the warrant was equal to approximately $127. The purchase of such Common Stock and warrant was consummated on the same date. The shareholder had initially approached the Company for the share repurchases and purchase of the warrant.

Registered Direct Offering

On March 21, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors in connection with a registered direct offering for the offer and sale of 129,145 shares of the Company’s Common Stock  (such share amount on a pre-adjusted basis and 36,899 on an as-adjusted basis) and pre-funded warrants to purchase 165,305 shares of Common Stock” (such share amount on a pre-adjusted basis and 47,230 on an as-adjusted basis),  in the aggregate (such offering, the “Registered Direct Offering”). Pursuant to the Securities Purchase Agreement, the Company also agreed to, amongst other things, adjustment terms in the Pre-Funded Warrants, issuance of the shares underlying the Pre-Funded Warrants upon the exercise of the Pre-Funded Warrants, in accordance with the terms of the Pre-Funded Warrants, and the Parties agreed to customary representations and warranties and agreements and indemnification rights and obligations. The Pre-Funded Warrants have an exercise price of $0.0001 per share and each Pre-Funded Warrant is exercisable for one share of Common Stock (the shares underlying the Pre-Funded Warrants, the “Warrant Shares”). A holder of the Pre-Funded Warrants (“Holder”) will not have the right to exercise any portion of its Pre-Funded Warrants if the Holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the Holder, such limit may be increased to up to 9.99%) of the number of Common Stock outstanding immediately after giving effect to such exercise. The Pre-Funded Warrants will be immediately exercisable (subject to the aforementioned beneficial ownership limitation) and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Pre-Funded Warrant may be exercised, in whole or in part, at such time by means of a cashless exercise, under which cashless exercise the Holder is entitled to receive a number of Warrant Shares under the terms of the Pre-Funded Warrants. The exercise price of the Pre-Funded Warrants is subject to adjustment for stock splits, stock dividends, stock combinations, and similar capital transactions or such other event as further described in the Pre-Funded Warrants. As more fully described in the Securities Purchase Agreement, Holders are also entitled to acquire Purchase Rights (as defined in the Pre-Funded Warrants) upon subsequent rights offerings conducted by the Company, are entitled to certain pro rata distributions, and may be issued shares of Common Stock upon the occurrence of a Fundamental Transaction (as defined in the Pre-Funded Warrants).

The shares of Common Stock, the Pre-Funded Warrants, and the Warrant Shares were offered pursuant to the (i) registration statement on Form S-3 (File No. 333-284505) filed with the SEC on January 27, 2025 and declared effective by the SEC on February 7, 2025, and the (ii) prospectus supplement filed with the SEC on March 24, 2025.

The Registered Direct Offering was consummated on March 24, 2025. The Company received net proceeds of approximately $1,245,305.76 from the Offering, after deducting offering expenses payable by the Company, including placement agent fees, legal fees, and clearing fees. The Company intends to use the net proceeds from the Offering for general corporate purposes and potential acquisitions of operating companies, which companies are yet to be identified at this time.

Director Independence

Mr. Parry, Ms. Daley, and Mr. Kovalyov are each “independent” within the meaning of Nasdaq Rule 5605(b)(1).

Item 14. Principal Accounting Fees and Services.

The following table sets forth fees billed to us by our independent auditor for the years ended December 31, 2025, and 2024, for (i) services rendered for the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported as audit fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2025	2024
Audit fees	$155,000	$60,000
Audit-related fees	69,500	27,000
Tax fees	-	-
All other fees	-	-
Total fees	$224,500	$87,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual consolidated financial statements and the review of our interim consolidated financial statements. Before our independent accountants were engaged to render these services, their engagement was approved by our Directors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

The audited balance sheet of the Company as of December 31, 2025, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, the footnotes thereto, and the report of HTL International, LLC, independent auditors, are filed herewith.

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

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock. (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025)
3.4	Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on February 27, 2025).
3.5	Certificate of Amendment to the Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed with the SEC on February 27, 2025).
3.6	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 6, 2025).
3.7	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 4, 2025).
3.8	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 17, 2025).
10.1+	2025 Equity Incentive Plan
10.2	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.23 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.3	Form of Warrant (incorporated by reference to Exhibit 10.24 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
10.4	Mutual Termination of License Agreement dated as of February 27, 2025, by and between the Company and INmune Bio, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Fork 8-K, filed with the SEC on March 3, 2025)
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on March 27, 2025).
10.6	Form of Placement Agency Agreement between the Company and Univest (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on March 27, 2025).
10.7	Form of First Amendment to License Agreement between Northstrive Biosciences Inc. and MOA Life Plus Co., Ltd (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on March 27, 2025).
10.8	Amendment No. 2 to Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and Northstrive Companies Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 8, 2025).
10.9	Amendment No. 2 to Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital Ltd (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on April 8, 2025).
10.10	Form of At-The-Market Issuance Sales Agreement between the Company and Univest (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on April 24, 2025).
10.11	Secondment Agreement between the Company and Northstrive Companies Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 13, 2025).
10.12	Second Amendment to License Agreement between Northstrive Biosciences Inc. and MOA Life Plus Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on May 16, 2025).+
10.13	Binding Term Sheet between Northstrive Biosciences Inc. and Modulant Biosciences LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on May 16, 2025).+
10.14	Membership Interest Purchase Agreement by and between the Company, Jeffrey Uhrig, and AGA Precision Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 22, 2025).
10.15	Secondment Agreement between the Company and GB Capital Ltd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on July 31, 2025).
10.16	Amendment No. 3 to Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and Northstrive Companies Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.17	Amendment No. 3 to Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital Ltd (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on August 18, 2025).
10.18	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on August 25, 2025).
10.19	Form of Securities Purchase Agreement dated September 23, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).
10.20	Form of Secured Pre-Paid Purchase (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).
10.21	Form of Guaranty (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).

10.22	Form of Security Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).
10.23	Form of Pledge Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).
10.24	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed with the SEC on September 29, 2025).
10.25	Stock Purchase Agreement dated July 7, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025).
10.26	Amendment No. 1 to the Secondment Agreement between the Company and GB Capital Ltd dated October 16, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 21, 2025).
10.27	Amendment No. 1 to the Secondment Agreement between the Company and Northstrive Companies Inc. dated October 16, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on October 21, 2025).
10.28	Amendment No. 4 to the Consulting and Services Agreement for Non-Employee Chief Executive Officer dated October 16, 2025 between the Company and GB Capital (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on October 21, 2025).
10.29	Amendment No. 4 to the Consulting and Services Agreement for Non-Employee, Non-Executive Chairman dated October 16, 2025 between the Company and Northstrive (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed with the SEC on October 21, 2025).
10.30	Asset Purchase Agreement between AGA Precision Systems LLC and Indarg Engineering dated October 26, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 30, 2025).
10.31	Form of Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on October 30, 2025).
14.1	Code of Ethics (incorporated by reference Exhibit 14.1 to the Company’s registration statement on Form S-1, filed with the SEC on September 28, 2023).
19.1	Registrant’s Insider Trading Policy
21.1	List of Subsidiaries. (incorporated by reference Exhibit 21.1 to the Company’s registration statement on Form S-1, filed with the SEC on February 11, 2025).
23.1	Consent of HTL International, LLC.
24.1	Powers of Attorney (the signature page to this registration statement)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a).
32.1	Certification required by Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Registrant’s Policy Related to Recovery of Erroneously Awarded Compensation
101. INS	Inline XBRL Instance Document.
101. SCH	Inline XBRL Taxonomy Extension Schema Document.
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type the Company treats as private or confidential.

+	Management contract or compensatory plan

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

Name	Position	Date

/s/ Graydon Bensler	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2026
Graydon Bensler	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Braeden Lichti	Chairman of the Board of Directors	March 30, 2026
Braeden Lichti

/s/ Jeffrey Parry	Director	March 30, 2026
Jeffrey Parry

/s/ Juliana Daley	Director	March 30, 2026
Juliana Daley

/s/ George Kovalyov	Director	March 30, 2026
George Kovalyov

Consolidated Financial Statements of

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

For the years ended
December 31, 2025 and 2024

(Expressed in United States Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Shareholders of

PMGC Holdings Inc.

Opinion on The Financial Statements

We have audited the accompanying consolidated balance sheets of PMGC Holdings, Inc (formerly Elevai Labs, Inc) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and other comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended, December 31, 2025 and 2024, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its consolidated cash flows for the year ended December 31, 2025 and 2024, in accordance with accounting principles generally accepted in the United States of America.

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

/s/ HTL International, LLC

HTL International, LLC

We have served as PMGC Holdings, Inc’s auditor since 2024.

Houston, TX

March 30, 2026

HTL International, LLC

Address: 12 Greenway Plaza, Suite 1100, Houston, TX 77046

Firm ID: 7000

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Balance Sheets

(Expressed in United States dollars)

As of:	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$5,402,333	$3,984,453
Receivables, net	245,423	-
Prepaids and deposits	461,239	868,464
Inventory	95,098	-
Other receivables	95,108	5,276
Investment in securities- current	572,054	-
Assets held for sale	-	1,192,808
Total Current Assets	6,871,255	6,051,001

Operating lease right-of-use-assets	1,241,527	-
Investment in securities-noncurrent	-	139,084
Property and equipment, net	885,520	1,087
Intangibles, net	2,892,397	2,801,993
Goodwill	977,774	-
TOTAL ASSETS	$12,868,473	$8,993,165
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$697,633	$481,001
Due to related parties	1,032,895	419,217
Current portion of consideration payable	206,250	350,000
Current portion of operating lease liability	247,627	-
Derivative liabilities	418,412	-
Current portion of promissory notes payable	85,000	-
Convertible debt	1,254,479	-
Liabilities held for sale	-	548,916
Total Current Liabilities	3,942,296	1,799,134

Promissory notes payable	85,000	-
Operating lease liability	972,843	-
Deferred tax liabilities	30,972	-
Consideration payable	-	534,467
TOTAL LIABILITIES	$5,031,111	$2,333,601
Commitments and Contingencies

EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized: Series B preferred stock, 6,372,874 and Nil shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	637	-
Common stock, $0.0001 par value, 83,333,334 shares authorized; 80,699 and 5,226 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively(1)	8	1
Additional paid-in capital	28,856,496	19,929,527
Accumulated other comprehensive income	(2,339)	(337)
Accumulated deficit	(21,017,440)	(13,269,627)
TOTAL EQUITY	7,837,362	6,659,564
TOTAL LIABILITIES AND EQUITY	$12,868,473	$8,993,165

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the 1-for-7 reverse stock split that became effective March 10, 2025, the 1 for 3.5 reverse stock split that became effective on September 2, 2025, the 1 for 4 reverse stock split that became effective on January 6, 2026, and the 1 for 6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-117,600. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

	December 31, 2025	December 31, 2024

Revenue	590,084	-
Total revenue	590,084	-

Cost of Goods Sold	404,770	-
Gross margin	185,314	-

Operating expenses
Bad debt expense	55,380	-
Depreciation and amortization	96,145	546
Marketing and promotion	200,940	292,522
Consulting fees	1,769,505	1,367,273
Office and administrative	2,238,660	1,092,576
Professional fees	1,423,021	563,242
Investor relations	253,333	208,326
Research and development	147,010	104,654
Repairs and maintenance	717,654	-
Foreign exchange (gain) loss	5,238	5,846
Travel and entertainment	160,376	28,581
Total operating expenses	$7,067,262	3,663,566

Other income (expense)
Finance cost on ELOC	(289,498)	-
Change in fair value of derivative liabilities	214,167	369,158
Gain on the termination of intangible assets	129,613	-
Loss on disposal of PP&E	(32,432)	-
Gain on extinguishment of related-party debt	31,261	-
Interest income	118,030	12,891
Interest expense	(257,630)	(735,197)
Impairment on prepaid expense	(500,000)	-
Dividend income	15,550	-
Other Income	33,079	-
Realized gain (loss) on investments	(113,917)	-
Unrealized gain (loss) on investments	(216,043)	-
Loss from continuing operations before tax	$(7,749,768)	(4,016,714)
Deferred tax expense	(30,972)	-
Net loss from continuing operations	$(7,780,740)	(4,016,714)

Income (loss) from discontinued operations	32,927	(2,229,023)
Total net loss	(7,747,813)	(6,245,737)
Other comprehensive income (loss)
Currency translation adjustment	(2,002)	(539)
Total comprehensive loss	$(7,749,815)	(6,246,276)

Basic and diluted loss per share:
Continuing operations	$(382.301)	(4,239.702)
Discontinued operations	$1.618	(2,352.767)
Weighted average shares outstanding(1)	20,352	947

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the 1-for-7 reverse stock split that became effective March 10, 2025, the 1 for 3.5 reverse stock split that became effective on September 2, 2025, the 1 for 4 reverse stock split that became effective on January 6, 2026, and the 1 for 6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-117,600. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Number of	Amount	Number of	Amount	capital	deficit	income	Total
	shares #	$	shares #	$	$	$	$	$
Balance, January 1, 2024(1)	147	-	-	-	10,850,764	(7,023,890)	202	3,827,076
Issued and issuable shares for acquisition of intangible assets	24	-	-	-	1,610,778	-	-	1,610,778
Issued pursuant to public offering	243	-	-	-	7,045,000	-	-	7,045,000
Issued pursuant to Securities Purchase Agreement	11	-	-	-	325,819	-	-	325,819
Exercise of Series B Warrants	4,801	1	-	-	(1)	-	-	-
Share-based compensation	-	-	-	-	97,167	-	-	97,167
Net loss for the year	-	-	-	-	-	(6,245,737)	-	(6,245,737)
Currency translation adjustment	-	-	-	-	-	-	(539)	(539)
Balance, December 31, 2024	5,226	1	-	-	19,929,527	(13,269,627)	(337)	6,659,564

Balance, January 1, 2025	5,226	1	-	-	19,929,527	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	148	-	-	-	43,535	-	-	43,535
Exercise of Series A Warrants	1,649	-	-	-	1,698,058	-	-	1,698,058
Issued pursuant to the registered direct offering	1,538	-	-	-	1,245,306	-	-	1,245,306
Repurchase of shares and warrants	(1)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	3	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	1,968	-	-	-	-	-	-	-
Issuance of common shares under ATM program	7,827	1	-	-	1,672,102	-	-	1,672,103
Exercise of replacement warrants	9,856	1	-	-	1,511,442	-	-	1,511,443
Issuance of commitment shares of ELOC	2,363	-	-	-	306,180	-	-	306,180
Issuance of Pre-Delivery shares of ELOC	429	-	-	-	7	-	-	7
Issuance of common shares in settlement of the Initial Pre-Paid Purchase	49,693	5			2,320,315			2,320,320
Share-based compensation	-	-	-	-	(19,160)	-	-	(19,160)
Net loss for the year	-	-	-	-	-	(7,747,813)	-	(7,747,813)
Currency translation adjustment	-	-	-	-	-	-	(2,002)	(2,002)
Balance, December 31, 2025	80,699	8	6,372,874	637	28,856,496	(21,017,440)	(2,339)	7,837,362

(1)	Reflects retrospectively the 1-for-200 reverse stock split that became effective on November 27, 2024, the 1-for-7 reverse stock split that became effective March 10, 2025, the 1 for 3.5 reverse stock split that became effective on September 2, 2025, the 1 for 4 reverse stock split that became effective on January 6, 2026, and the 1 for 6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-117,600. Refer to Note 1, “Organization and nature of operations”

The accompanying notes are an integral part of these consolidated financial statement

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

	December 31, 2025	December 31, 2024
Operating activities
Net loss	$(7,747,813)	$(6,245,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	55,380	-
Depreciation and amortization	96,663	12,950
Finance cost on ELOC	289,498	-
Share-based compensation	(19,160)	97,167
Straight-line rent expense	(22,848)	(2,758)
Change in fair value of derivative liabilities	(214,167)	(369,158)
Non-cash interest expense	253,922	686,334
R&D costs for intangible assets	14,358	82,556
Gain on termination of intangible asset	(129,613)	-
Loss on sale of Skincare	39,676	-
Loss on disposal of PP&E	32,432	-
Gain on extinguishment of related-party debt	(31,261)	-
Realized loss on sale of investments	113,917	-
Unrealized loss on investments	216,043	-
Impairment on prepaid expense	500,000	-
Deferred tax expense	30,972	-

Changes in operating assets and liabilities:
Receivables	(100,594)	(12,969)
Prepaid expenses and deposits	1,311	65,096
Inventory	147,868	(403,295)
Accounts payable and accrued liabilities	957,759	207,497
Customer deposits	(20,496)	(2,391)
Due to related parties	(397,728)	397,728
Cash flows used in operating activities[1]	$(5,933,881)	$(5,486,980)

Investing activities
Purchase of equipment	(442,255)	(9,160)
Purchase of intangible assets	(6,000)	(462,320)
Purchase of investments	(1,789,044)	(139,084)
Proceeds from sale of investments	1,762,201	-
Issuance of promissory note	(127,300)	-
Net cash paid in business combinations	(2,162,756)	-
Cash flows used in investing activities[1]	$(2,765,154)	$(610,564)

Financing activities
Exercise of Series A warrants, net	1,698,058	-
Proceeds from the registered direct offering, net	1,245,306	-
Proceeds from issuance of common stock and warrants, net	-	6,993,058
Proceeds from issuance of Notes, net	-	914,442
Repayment of Notes	-	(1,150,000)
Repurchase of shares and warrants	(179)	-
Issuance of common stock under ATM agreement, net	1,672,103	-
Exercise of replacement warrants, net	1,511,443	-
Proceeds from the initial Pre-Paid Purchase of ELOC, net	3,990,007
Cash flows provided by financing activities	$10,116,738	$6,757,500

Effect of exchange rate changes on cash	177	(2,354)

Increase in cash	1,417,880	657,602
Cash, beginning of year	3,984,453	3,326,851
Cash, ending of year	$5,402,333	$3,984,453

Supplemental cash flow information:
Cash paid for interest	37,770	69,026
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	43,535	1,610,778
Shares received as proceeds for the sale of Skincare	728,550	-
Series B preferred shares issues to settle accrued bonus liability	150,000	-
Consideration payable settled through termination of the agreement	894,151	-
Commitment shares on the ELOC	306,180	-
Common stock issued to settle a portion of the ELOC	2,320,320	-
Settled of outstanding promissory note in business combination	128,294

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

On November 27, 2024, the Company completed a reverse stock split on a ratio of two hundred old shares of common stock for every one new post reverse split share of common stock. On March 10, 2025, the Company completed a second reverse stock split on a ratio of seven (7) shares of common stock for every one new post second reverse split common stock. On September 2, 2025, the Company completed a third reverse stock split of its common stock on a ratio of 3.5 common stock for every one new post third reverse split common stock. On January 6, 2026, the Company completed a fourth reverse stock split of its common stock on a ratio of 4 common stock for every one new post fourth reverse split common stock. On March 10, 2026, the Company completed a fifth reverse stock split of its common stock on a ratio of 6 common stock for every one new post fourth reverse split common stock. All current and comparative references to the number of common stock, warrants, options, weighted average number of common stock, and loss per share have been retrospectively adjusted to give effect to these reverse stock splits. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-117,600.

On December 31, 2024, PMGC and Skincare entered into an asset purchase agreement (the “Asset Purchase Agreement”) with an unrelated third party, pursuant to which PMGC agreed to sell, and the unrelated third party agreed to purchase, PMGC’s skincare business. The sale of the skincare business closed on January 16, 2025. In accordance with Accounting Standards Codification (“ASC”) 205-20 “Discontinued Operations”, the assets and liabilities and the results of operations of the skincare business have been presented in these consolidated financial statements as assets and liabilities held for sale and discontinued operations. The Company also retrospectively adjusted the audited consolidated statement of operations and comprehensive loss for the three and year ended December 31, 2024, to reflect discontinued operations separately from continuing operations (Note 4).

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

As part of its diversification and growth strategy, the Company completed the following acquisitions during the fiscal year 2025:

●	On July 7, 2025, the Company completed the acquisition of Pacific Sun Packaging Inc., a California-based custom IT packaging company (Note 5).

●	On July 18, 2025, the Company acquired AGA Precision Systems LLC, a California-based CNC machining company (Note 5).

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

●	On October 26, 2025, the Company, through its wholly owned subsidiary AGA Precision Systems LLC, acquired certain assets of Indarg Engineering, Inc., a California-based precision CNC machining business (Note 5).

PMGC currently manages and operates a diverse portfolio of wholly owned subsidiaries:

●	Northstrive BioSciences Inc. – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Research Inc. – PMGC Research was based in Canada and dedicated to medical scientific research and development efforts, utilizing Canadian research grants and partnering with leading Canadian Universities to push the boundaries of innovation. On November 12, 2025, PMGC Research was dissolved.

●	PMGC Capital LLC – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	Pacific Sun Packaging Inc.- a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

2.	Going Concern

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

As of December 31, 2025 and 2024, the Company had a net working capital of $2,928,959 and $4,251,867, respectively, and has an accumulated deficit of $21,017,440 and $13,269,627, respectively. Furthermore, for the years ended December 31, 2025 and 2024, the Company incurred a net loss of $7,747,813 and $6,245,737, respectively and used $5,933,881 and $5,486,980, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

Principles of Consolidation

The consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Research (until dissolution on November 12, 2025), Skincare, BioSciences, PMGC Capital, Pacific Sun and AGA. All intercompany accounts, transactions and profits were eliminated in the consolidated financial statements.

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

Emerging Growth Company

The Company is an “Emerging Growth Company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it has taken advantage of certain exemptions that are not applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding anon binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial reporting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

During the fiscal year of 2025, the Company completed three acquisitions—Pacific Sun Packaging Inc., AGA Precision Systems LLC and Indarg Engineering Inc.—which were accounted for under ASC 805. The initial purchase price allocations are preliminary and subject to adjustment upon completion of final valuation analyses (Note 5).

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Goodwill recognized from the 2025 acquisitions primarily reflects expected synergies, operational efficiencies, workforce know-how, and future growth opportunities within the Company’s manufacturing segment.

Identifiable intangible assets acquired in business combinations are recorded at fair value as of the acquisition date and are amortized on a straight-line basis over their estimated useful lives.

In accordance with ASC 730 “Research and development costs”, an acquired in-process researched and development (“IPR&D”) intangible asset with an alternative future use is capitalized, in accordance with ASC 350, and amortized over its useful life. Although IPR&D assets are likely to be finite-lived, amortization does not begin until the research and development projects are completed. In accordance with the IPR&D asset purchase agreement, the Company is required to meet development milestones starting with the initiation of a pre-clinical IND-enabling study within 2 years of the acquisition date and ending with obtaining marketing approval from the FDA within 9 years of the acquisition date. Management assesses impairment indicators at each reporting period end.

The Company’s current classes and estimated useful lives of intangible assets are as follows:

Intangible asset	Estimated useful life
Customer relationship	12 to 15 years
Brand	5 years
Backlog	1 year
License #2 – MOA	IPR&D project not yet complete

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s revenue is derived from (i) the sale of standard IT packaging products through Pacific Sun Packaging Inc. and (ii) CNC machining and precision manufacturing services through AGA Precision Systems LLC. Contracts with customers are generally established through customer purchase orders, which specify product or service details, pricing, and payment terms, typically due within 30 to 60 days.

For both revenue streams, each contract contains a single performance obligation, consisting of either the delivery of finished goods or the delivery of completed machined parts. Activities such as design, setup, tooling, and production processes are not distinct and are considered inputs into a single combined output. Accordingly, the entire transaction price, which is generally a fixed amount based on agreed-upon unit pricing and quantities, is allocated to the single performance obligation. The Company does not generally enter into arrangements with multiple performance obligations or significant financing components. Revenue is recognized at a point in time when control transfers to the customer, which is typically upon shipment under FOB shipping point terms or, in limited cases, upon delivery where shipping terms require.

The Company evaluates whether it acts as a principal or agent for each revenue stream. For both packaging product sales and precision manufacturing services, the Company acts as the principal because it controls the goods or services prior to transfer, bears inventory and production risk, and has primary responsibility for fulfillment. Accordingly, revenue is recognized on a gross basis.

AGA assesses variable consideration, including expected returns, rejections, and credits, at contract inception and throughout the contract term in accordance with ASC 606. Customers may reject non-conforming parts, which are typically reworked, replaced, or credited. The Company estimates expected returns based on historical experience and records a reduction of revenue, along with a corresponding refund liability and return asset, as applicable. Such amounts have historically not been material.

AGA provides assurance-type warranties that products conform to customer specifications. These warranties do not represent separate performance obligations and are accounted for under ASC 460. The Company evaluates the need for a warranty reserve based on historical experience; however, warranty-related costs have not been material. Warranty coverage is limited to defects in conformance and excludes misuse or modifications, and the Company’s liability is limited to the contract amount.

Pacific Sun evaluates variable consideration, including expected returns and credits, at contract inception and throughout the contract term in accordance with ASC 606. Customers may receive replacements or credits for defective or incorrect products; however, general return rights are not provided. The Company estimates expected returns based on historical experience and records a reduction of revenue, along with a corresponding refund liability and return asset, as applicable. Such amounts have not been material for the periods presented.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Pacific Sun does not provide formal warranty programs. Defective products are addressed through replacement or credit and are accounted for as variable consideration under ASC 606. Related amounts have not been material for the periods presented.

Inventory

Inventory entirely consists of IT packaging purchased and sold by Pacific Sun as finished goods and parts for machining purchased by AGA as raw materials. Inventory is stated at the lower cost or net realizable value. Cost is determined using the First in First out (FIFO) method. Net realizable value is determined on the basis of anticipated sales proceeds less the estimated selling expenses. To assess the need for an allowance due to obsolescence or a decline in net realizable value, management evaluates inventory aging in conjunction with expected future sales and compares the cost of inventory to its net realizable value. If the carrying amount exceeds net realizable value; an allowance is recorded to write down the inventory to its estimated net realizable value.

Investments in securities

Investments in securities include publicly traded equity securities and a convertible debenture that is convertible at any time into publicly traded securities. These investments are classified as trading securities and are reported at fair value, with both realized and unrealized gains and losses recognized in earnings. Publicly traded securities have readily determinable fair values and are measured in accordance with ASC 321 – Accounting for Equity Interests. The convertible debenture is measured at fair value under ASC 320 – Investments – Debt Securities.

Investments in securities also include private company stock. The Company has elected to account for investments in equity securities without readily determinable fair values at cost minus impairment, if any, as permitted under ASC 321 “Investments – Equity Securities”. However, if the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer, the Company shall measure the investment in equity security at fair value as of the date that the observable transaction occurred. At each reporting period, the Company makes a qualitative assessment considering impairment indicators to evaluate whether each equity investment without readily determinable fair value is impaired. Impairment indicators include, but are not limited to, the following:

●	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee;

●	A significant adverse change in the regulatory, economic, or technological environment of the investee;

●	A significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates;

●	A bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of that investment;

●	Factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

If equity security without a readily determinable fair value is deemed to be impaired based on the qualitative factors, the Company will estimate the fair value of the investment to determine the amount of the impairment loss, if any. No impairment loss related to such securities was recognized during the year ended December 31, 2025.

The cost of securities sold is determined using the specific identification or average cost method. Investments, including publicly traded shares and those that management intends to convert into equity upon favorable market conditions, are classified as current assets on the consolidated balance sheet.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

As of December 31, 2025 and 2024, the Company has not capitalized any development cost.

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

For the years ended December 31, 2025 and 2024

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial reporting and taxes basis of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that it believes more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income tax planning, strategies and results of recent operations. If the Company determines that such deferred tax assets will be recognized in the future in excess of the net recorded amount, then the deferred tax asset valuation will be adjusted which would reduce the provision for income taxes. Significant judgments and estimates are required in the determination of the consolidated income tax expense. As of December 31, 2025 and 2024, the Company recorded $30,972 deferred tax liabilities and $nil, respectively. In addition, the Company recorded $30,972 tax expense during the year ended December 31, 2025.

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

As of December 31, 2025 and 2024, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in office and administrative expense. The Company did not incur any penalties or interest during the years ended December 31, 2025 and 2024.

Concentration of Credit Risk

Cash, receivables, other receivables and refundable deposits are the only financial instruments that are potentially subject to credit risk. The Company places its cash in what it believes to be credit-worthy financial institutions. Receivables relate to the timing differences in receiving proceeds from sales transactions processed through on customers’ credit. Refundable deposits relate to the Company’s security deposit on lease agreements.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

Cash and Cash Equivalents

Cash includes cash on hand and cash in demand deposits. Cash equivalents include all highly liquid instruments with original maturities of three months or less. As of December 31, 2025 and 2024, the Company did not hold any cash equivalents.

Receivables

All receivables under standard terms are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted to arrange payment. The Company uses the allowance for credit losses method to account for uncollectable receivables. As of December 31, 2025 and 2024, there was no allowance for credit losses related to receivables recorded. During the year ended December 31, 2025, the Company wrote off $55,380 of trade receivables deemed uncollectible.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Property, Plant and Equipment

Property and equipment is stated at cost less accumulated depreciation. Renewals and betterments that materially extend the life of assets are capitalized. Expenditure on maintenance and repairs are expensed as incurred. Property and equipment is depreciated using the straight-line method. The estimated useful lives of property and equipment are generally as follows:

Machinery equipment	7-year straight-line
Furniture and office equipment	5-year straight-line
Computers	3-year straight-line
Leasehold improvement	Depreciated over the shorter of the estimated useful life of the improvement or the remaining lease term

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. For derivative instruments that qualify for equity classification under ASC 815-40 are recorded in stockholders’ equity at fair value on the issuance date and are not subsequently remeasured, unless reclassification is required due to changes in facts and circumstances. The Company reassesses the classification of derivative instruments at each reporting date. The Company uses the Black-Scholes or Binomial option-pricing model to value the derivative instruments at inception and subsequent valuation dates, generally applying the Black-Scholes model for instruments with standard terms and the Binomial model for instruments that include more complex features, such as variable settlement provisions, early exercise features, or path-dependent assumptions. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Common Stock Warrants

The Company classifies as equity any warrants that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any warrants that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), (ii) gives the counterparty a choice of net-cash settlement or (iii) that contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its common stock warrants at each reporting date to determine whether a change in classification is required. Warrants classified as liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expenses) in the consolidated statements of operations at each period end while such instruments remain outstanding.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist of cash, trade and other receivables, investment in securities, accounts payable and accrued liabilities, amounts due to related parties, consideration payable, promissory notes payable, convertible debt, and derivative liabilities. Except for cash, investment in securities, and derivative liabilities, the carrying amounts of the Company’s financial instruments approximate their fair values due to their short-term nature. Cash is measured and recognized at fair value based on Level 1 input for all periods presented. Investment in securities is measured and recognized at fair value based on Level 1, Level 2 and Level 3 inputs as at December 31, 2025. Derivative liabilities are measured and recognized at fair value based on Level 3 inputs.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

	Level 1	Level 2	Level 3	Total
December 31, 2025:
Cash	$5,402,333	$-	$-	$5,402,333
Investment in securities	398,942	48,111	-	447,053
Derivative liabilities	-		418,412	418,412
	$5,801,275	$48,111	$418,412	$6,267,798

December 31, 2024:
Cash	$3,984,453	$-	$-	$3,984,453
Investment in securities	-	139,084	-	139,084
Derivative liabilities	-	-	-	-
	$3,984,453	$139,084	$-	$4,123,537

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

The Company’s stock options and warrants outstanding during the years ended December 31, 2025 and 2024, are considered potential common shares that could dilute earnings per share but were not included in the diluted loss per share computation because their effect was antidilutive for the periods presented. As a result, there is no difference between the computation of basic and diluted loss per shares for the periods presented.

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

During the years ended December 31, 2025 and 2024, the Company recorded $(19,160) and $97,167, respectively, in share-based compensation expense, of which $60,440 and $(79,600) and $93,449 and $3,718, respectively is included in office and administration and discontinued operations, respectively. Within discontinued operations for the years ended December 31, 2025 and 2024, $(73,768) and $(5,832), and ($599) and $4,317, respectively is included in office and administration and research and development, respectively.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Determining the appropriate fair value model and the related assumptions requires judgment. During the years ended December 31, 2025 and 2024, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Convertible debentures

The Company accounts for convertible debentures in accordance with ASC 470, Debt. Convertible debentures are recorded at face value less unamortized issuance costs, assuming the conversion feature does not meet the requirements for bifurcation.

If the conversion feature does not meet the requirements to be classified as equity, it is bifurcated and accounted for separately as a derivative liability under ASC 815, Derivatives and Hedging, and measured at fair value, with subsequent changes recognized in earnings. If the conversion feature meets the equity classification criteria, no separate accounting for the conversion feature is required, and the entire instrument is classified as a liability.

Interest expense is recognized using the effective interest method, which includes the amortization of any debt issuance costs and discounts or premiums.

Debt Modifications and Extinguishments

The Company evaluates modifications to convertible debt instruments in accordance with ASC 470-50, Modifications and Extinguishments.

A modification is deemed to be substantial if:

●	The present value of the cash flows under the terms of the modified debt differs by at least 10% from the present value of the remaining cash flows under the original debt terms, using the original effective interest rate (the “10% Test”); or

●	The modification results in a change in the embedded conversion option that requires re-evaluation under ASC 815.

If the modification is determined to be substantial, the original debt is extinguished, and the modified instrument is accounted for as a new debt issuance.

The Company also assesses whether a modification constitutes a troubled debt restructuring under ASC 470-60. A restructuring is considered troubled if the Company is experiencing financial difficulty and the creditor has granted a concession.

For modifications that are not substantial, the Company accounts for the changes prospectively, adjusting the effective interest rate to reflect the revised cash flows. In evaluating convertible debt where the conversion option is bifurcated as a derivative liability before and after the modification, the 10% cash flow test is applied to the host debt instrument (without the conversion feature). Any change in fair value of the bifurcated conversion option is recognized in earnings.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

In December 2023, the FASB issued “ASU 2023-09—Income Taxes (Topic 740)—Improvements to Income Tax Disclosures” (“ASU 2023-09”) which amends the Codification to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid, both of which are disclosures required by current GAAP. The amendments improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in ASU 2023-09 apply to all entities that are subject to Topic 740, Income Taxes. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted the ASU prospectively for the period ending December 31, 2025, the effect being only related to our disclosures with no impact on our results of operations or financial condition.

ASU 2023-07 includes a requirement to disclose significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, the title and position of the CODM, an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and all segments’ profit or loss and assets disclosures. ASU 2023-07 is effective for all public companies for fiscal years beginning after December 15, 2023, and interim periods for the interim period beginning on January 1, 2025. Adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statement.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of the nature and composition of certain expense captions presented in the income statement, including inventory purchases, employee compensation, depreciation, and other significant expenses. The Company adopted this guidance during the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements but resulted in additional disclosures in the notes to the consolidated financial statements.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company’s consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s consolidated financial statements.

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

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	December 31, 2025	December 31, 2024
Revenue	$152,381	$2,467,298
Cost of goods sold	30,530	670,197
Gross profit	$121,851	$1,797,101

Expenses
Depreciation	517	10,390
Marketing and promotion	6,924	1,023,200
Consulting fees	-	40,110
Office and administrative	56,763	2,051,571
Professional fees	50,460	415,878
Investor relations	-	6,667
Research and development	16,921	308,597
Foreign exchange (gain) loss	1,874	(1,972)
Travel and entertainment	10,726	186,244
Total expenses	$144,185	4,040,685

Other income	94,937	34,723
Interest expense	-	(20,162)
Loss on the sale of Skincare	(39,676)

Net income (loss) from discontinued operations	$32,927	(2,229,023)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

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

The following represents the cash flows from operating and investing activities of discontinued operations for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cashflows used in operating activities	$(131,331)	$(2,686,379)
Cashflows used in investing activities	-	(9,160)

5.	Business combinations

Pacific Sun Packaging Inc.

On July 7, 2025, the Company completed the acquisition of 100% of the outstanding shares of common stock of Pacific Sun Packaging Inc., a California corporation specializing in custom antistatic and high-precision protective packaging for electronic and IT hardware components (“Pacific Sun”). As consideration for the acquisition, the Company paid cash of $1,020,700 and settled an outstanding promissory note of $128,294. The Company also agreed to a contingent earn-out payable up to a maximum of $250,000 if sales during the 12-month period following the acquisition equal or exceed $1,145,915 (the “Earn-out Target”). The earn-out payable will be reduced on a proportional basis if the Earn-out Target is not reached, with no amount payable if sales during the 12-month period following the acquisition are equal to or below $458,366.

The contingent consideration was recognized at fair value as of the acquisition date and is classified as a liability. The fair value was estimated using a probability-weighted discounted cash flow approach, incorporating management’s revenue projections and an estimated discount rate of approximately 11%.

As of December 31, 2025, the estimated fair value of the contingent consideration liability was $206,249. The Company remeasures the contingent consideration liability at each reporting date. Changes in the liability due to the passage of time are recognized as accretion expense, while other changes in fair value, if any, are recognized in earnings. For the year ended December 31, 2025, the Company recognized accretion expense of $10,178.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

In connection with the acquisition, the Company agreed to pay retention bonuses for past services to the remaining employees of the Company. The working capital target of the acquired business was set at $260,000 and the difference of $114,969, as agreed between the parties, is accounted for as a working capital adjustment as part of the total consideration.

The acquisition was accounted for under ASC 805, Business Combinations, with PMGC Holdings Inc., identified as the acquirer.

The purchase price was allocated to the acquired assets and assumed liabilities based on their estimated fair values as of the acquisition date, determined with assistance from an independent valuation specialist.

The resulting allocation is summarized below:

Cash	$1,020,700
Promissory note and interest	128,294
Sign on bonus	130,000
Earn out payment payable	196,072
Working capital adjustment	114,969
Total consideration	$1,590,035

Net assets (liabilities) acquired of the Company:
Cash	$108,507
Receivables, net	130,893
Prepaid expenses and deposits	14,949
Inventory	210,000
Property and equipment	9,060
Intangible - customer relationships	340,000
Intangible – brand name	150,000
Accounts payable and accrued liabilities	(33,009)
Total net assets (liabilities)	$930,400

Goodwill	$659,635

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

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The acquisition was accounted for as a business combination under ASC 805, and the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as determined by an independent valuation specialist. The allocation is summarized below:

Cash	$650,000
Working capital adjustment	228,174
Total consideration	$878,174

Net assets (liabilities) acquired of the Company:
Cash	$22,406
Receivables, net	188,117
Prepaid expenses and deposits	38,188
Property and equipment	328,000
Intangible - Customer Relationships	182,300
Intangible - Backlog	29,000
Accounts payable and accrued liabilities	(20,537)
Total net assets (liabilities)	$767,474

Goodwill	$110,700

Goodwill represents the assembled workforce and expected operating synergies and is not expected to be deductible for income tax purposes. The results of AGA’s operations are included in the consolidated financial statements beginning July 18, 2025.

Indarg Engineering, Inc.

On October 26, 2025, AGA Precision Systems LLC, a wholly owned subsidiary of the Company, acquired substantially all of the operating assets of Indarg Engineering, Inc., a California-based provider of high-tolerance precision machining services, including CNC machining, prototyping, and quality inspection for aerospace, defense, and industrial sectors.

The acquisition was accounted for as a business combination under ASC 805, and the purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as determined by an independent valuation specialist. The allocation is summarized below:

Cash	$378,000
Promissory note	170,000
Total consideration	$548,000

Net assets (liabilities) acquired of the Company:
Inventory	10,000
Prepaid expenses and deposits	561
Property and equipment	170,000
Intangible - Customer Relationships	160,000
Total net assets (liabilities)	$340,561

Goodwill	$207,439

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The aggregate purchase price for the acquired business was $548,000, of which $170,000 was satisfied through the issuance of a promissory note. The promissory note bears interest at 8% per annum and is payable in equal quarterly installments over a two-year period. As of December 31, 2025, the outstanding principal balance of the promissory note was $170,000. No principal repayments had been made as of that date. The note is presented as current and non-current promissory notes payable on the consolidated balance sheet based on its contractual maturity terms.

Goodwill represents the value of the assembled workforce, expected operating synergies, and other intangible benefits that do not qualify for separate recognition. The goodwill recognized from the acquisition is not expected to be deductible for income tax purposes. The results of operations have been included in the Company’s consolidated financial statements beginning October 26, 2025.

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

7.	Receivables, net

As of December 31, 2025, and December 31, 2024, receivables consisted of trade receivables of $245,423 and $Nil, respectively. As of December 31, 2025, and December 31, 2024, the Company wrote off $55,380 of trade receivables deemed uncollectible and $nil, respectively.

8.	Prepaids and Deposits

As of December 31, 2025 and 2024, prepaid and deposits consisted of the following:

	December 31, 2025	December 31, 2024
Prepaid expenses	$363,314	$867,420
Deposits	97,925	1,044
	$461,239	$868,464

During the year ended December 31, 2025, the Company impaired a $500,000 payment made for contract manufacturing of human stem cells using and supporting preclinical research for injectable exosomes. The $500,000 was paid and initially capitalized as a prepaid expense. Due to non-performance of the contracted services, the entire prepaid amount was fully written off in the current period.

9.	Inventory

As of September 30, 2025, and December 31, 2024, inventory consisted of the following:

	December 31, 2025	December 31, 2024
Finished goods	$85,098	$-
Raw materials	10,000	-
	$95,098	$-

Cost of inventory recognized as expense in cost of sales for the year ended December 31, 2025 and 2024, totaled $317,749 and $nil, respectively. As at December 31, 2025 and December 31, 2024, the Company recorded an allowance for inventory of $nil

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

10.	Investment in securities

The Company’s investments consist of publicly traded equity securities, warrants and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the year ended December 31, 2025 and 2024:

	Public Company Investments	Private Company Investment	Convertible Debenture and Warrants	Total
Balance, December 31, 2023	$-	-	-	-
Purchases	-	139,084	-	139,084
Balance, December 31, 2024	$-	139,084	-	139,084
Purchases	$1,539,044	125,000	125,000	1,789,044
Transfer	139,084	(139,084)	-	-
Acquired in the sale of Skincare business	728,550	-	-	728,550
Proceeds on sale	(1,762,201)	-	-	(1,762,201)
Interest income	-	-	7,537	7,537
Conversion of debenture	132,537		(132,537)	-
Realized loss	(113,917)	-	-	(113,917)
Unrealized gain (loss)	(264,154)	-	48,111	(216,043)
Balance, December 31, 2025	$398,943	125,000	48,111	572,054

The Company accounts for investments in warrants as equity securities in accordance with ASC 321, Investments—Equity Securities, and measures such investments at fair value, with changes in fair value recognized in earnings. As of December 31, 2025, the Company held warrants with an estimated fair value of approximately $48,111. The Company estimated fair value using an adjusted intrinsic value approach, calculated as the excess of the underlying share price over the exercise price, multiplied by the number of warrants outstanding. The Company determined that this approach was appropriate as the warrants were in-the-money at the measurement date and the time value component was not considered significant.

The valuation was calibrated by applying a discount, which was determined based on the cash paid to acquire the warrants relative to the implied intrinsic value at that date. The Company considers the transaction price and underlying share price to represent observable market inputs, and no significant unobservable inputs were used in the valuation at the reporting date.

Key inputs used in the valuation included:

●	Underlying share price: $8.08 per share (observable market input)

●	Exercise price: $3.00 per share

●	Number of warrants: 26,041 (post reverse stock split)

Based on the nature of the valuation inputs, the warrants are classified within Level 2 of the fair value hierarchy under ASC 820, Fair Value Measurement.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 and 2024, in accordance with the fair value hierarchy of ASC 820:

December 31, 2025	Level 1	Level 2	Level 3	Total
Equity securities	$398,943	–	–	398,943
Warrants	-	48,111	–	48,111
Total	$398,943	48,111	–	447,054

December 31, 2024	Level 1	Level 2	Level 3	Total
Equity securities	$-	139,084	–	139,084
Total	$-	139,084	–	139,084

11.	Property, plant and equipment

	Computers	Machinery & Equipment	Furniture and office equipment	Leasehold improvement	Total

Cost
Balance, December 31, 2023	$2,820	-	-	-	2,820
Foreign currency translation	(219)	-	-	-	(219)
Balance, December 31, 2024	$2,601	-	-	-	2,601
Business combinations	-	487,060	20,000	-	507,060
Additions	41,022	354,768	35,578	48,020	479,388
Disposal		(50,000)			(50,000)
Foreign currency translation	3	-	-	-	3
Balance, December 31, 2025	$43,626	791,828	$55,578	48,020	939,052

Accumulated depreciation
Balance, December 31, 2023	$1,079	-	-	-	1,079
Depreciation	546	-	-	-	546
Foreign currency translation	(111)	-	-	-	(111)
Balance, December 31, 2024	$1,514	-	-	-	1,514
Depreciation	5,044	43,314	2,740	3,512	54,610
Disposal	-	(2,568)	-	-	(2,568)
Foreign currency translation	(24)	-	-	-	(24)
Balance, December 31, 2025	$6,534	40,746	2,740	3,512	53,532

Net book value
December 31, 2024	$1,087	-	-	-	1,087
December 31, 2025	$37,092	751,082	52,838	44,508	885,520

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

12.	Intangible assets, net

	License #1	License # 2 (IPR&D asset)	Customer relationship	Brand	Backlog	Total
Cost:
Balance, December 31, 2024	$861,452	2,023,097	-	-	-	2,884,549
Additions	-	49,535	-	-	-	49,535
Business combinations	-	-	682,300	150,000	29,000	861,300
Termination of agreement	(861,452)	-	-	-	-	(861,452)
Balance, December 31, 2025	$-	2,072,632	682,300	150,000	29,000	2,933,932

Accumulated amortization:
Balance, December 31, 2024	$82,556	-	-	-	-	82,556
Amortization	14,358	-	16,946	14,568	10,021	55,893
Termination of agreement	(96,914)	-	-	-	-	(96,914)
Balance, December 31, 2025	$-	-	16,946	14,568	10,021	41,535

Net book value:
December 31,2024	$778,896	2,023,097	-	-	-	2,801,993
December 31, 2025	-	2,072,632	665,354	135,432	18,979	2,892,397

License #1:

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Consideration payable

Consideration payable – undiscounted	$1,000,000
Discount on initial recognition	(138,548)
Fair value on initial recognition	$861,452

Paid in cash	(50,000)
Accretion	73,015
Balance, December 31, 2024	$884,467
Accretion	9,684
Termination of agreement	(894,151)
Balance, December 31, 2025	$-

As a result of the termination, the Company derecognized the associated intangible asset and the related consideration payable, recognizing a gain of $129,613 in the consolidated statements of operations for the year ended December 31, 2025.

License #2:

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

The Company paid consideration of $400,000 and 9 shares of common stock with a value of $492,850 to the pharmaceutical company. The shares issued to the pharmaceutical company are unregistered and subject to trading restrictions for six months from the issue date, resulting in a fair value discount adjustment of $173,100 on the value of the shares of common stock issued to the pharmaceutical company. The Company incurred transaction costs of $12,320 in legal fees and $1,117,771 in shares of common stock paid to a consultant who assisted in acquiring License # 2. The shares of common stock to be issued to the consultant will be unregistered and subject to trading restrictions for a 1-year period from the issue date of the first tranche resulting in a fair value discount adjustment of $599,863 on the value of the common shares issued to the consultant. The fair value adjustments were calculated using the Black-Scholes Option Pricing Model.

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The consultant who assisted in acquiring License # 2 is to receive 21 shares in the following tranches and all shares were earned (i.e. fully vested) upon the Company’s acquisition of License # 2 as follows:

●	May 3, 2024: 6 shares (issued)

●	August 1, 2024: 5 shares (issued)

●	November 1, 2024: 5 shares (issued)

●	February 2, 2025: 5 shares (issued)

The cost of License # 2 IPR&D asset is $2,023,097, which is the fair value of the consideration paid on initial recognition.

On February 18, 2025, Northstrive Biosciences Inc. submitted a pre-Investigational New Drug (“pre-IND”) meeting request to the U.S. Food and Drug Administration (“FDA”) for EL-22, a potential obesity therapy designed to promote fat loss and preserve muscle mass when used in combination with GLP-1 receptor agonists.

On March 21, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2, expanding the licensed fields in the exclusive license agreement to include all uses in animal health, including all applications as a feed additive. The Company paid $6,000 and issued 857 shares of common stock to the pharmaceutical company in consideration for entry into this first amendment to the exclusive license agreement regarding License # 2.

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

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

As License #2 is an IPR&D intangible asset, the Company is required to perform an annual impairment test. In accordance with ASC 350 “Intangibles—Goodwill and Other”, the Company has the option to perform a qualitative assessment first, to determine if it is more likely than not that the IPR&D intangible asset is impaired. Only if the qualitative test indicates that it is more likely than not that the intangible asset is impaired, is the Company required to calculate the fair value of the intangible asset and perform a quantitative impairment test. Under the qualitative analysis, the Company determined that it is more likely than not that the intangible asset is not impaired, and as a result was not required to perform a quantitative test as of December 31, 2025.

Customer relationship

In connection with the acquisition of AGA Precision Systems, the Company recognized an intangible asset for customer relationships, representing the value associated with the acquired customer base, including both contractual and non-contractual relationships, and the expected future economic benefits from recurring business with such customers. The customer relationships intangible asset was recorded at its estimated fair value as of the acquisition date in accordance with ASC 805, Business Combinations. The fair value of customer relationships was determined using an income approach, specifically the multi-period excess earnings method (“MPEE”), which estimates the present value of cash flows attributable solely to the existing customer base after deducting contributory asset charges for supporting assets. Based on this methodology, the fair value of customer relationships was determined to be approximately $182,300 at the acquisition. The asset is amortized on a straight-line basis over an estimated useful life of 12 years. For the year ended December 31, 2025, the Company recognized amortization expense of approximately $3,780, resulting in a net carrying value of approximately $178,520 as of December 31, 2025. The Company evaluated the customer relationships intangible asset for impairment and determined that no impairment indicators were present as of December 31, 2025.

In connection with the acquisition of Pacific Sun Packaging, the Company recognized an intangible asset for customer relationships, representing the value associated with the acquired customer base, including both contractual and non-contractual relationships, and the expected future economic benefits from recurring business with such customers. The customer relationships intangible asset was recorded at its estimated fair value of approximately $340,000 as of the acquisition date in accordance with ASC 805, Business Combinations. The fair value of customer relationships was determined using an income approach, specifically the MPEE, which estimates the present value of cash flows attributable solely to the existing customer base after deducting contributory asset charges. The asset is amortized on a straight-line basis over an estimated useful life of 15 years. For the year ended December 31, 2025, the Company recognized amortization expense of approximately $11,007, resulting in a net carrying value of approximately $328,993 as of December 31, 2025. The Company evaluated the customer relationships intangible asset for impairment and determined that no impairment indicators were present as of December 31, 2025.

In connection with the acquisition of Indarg Engineering, Inc. , the Company recognized an intangible asset for customer relationships, representing the value associated with the acquired customer base, including both contractual and non-contractual relationships, and the expected future economic benefits from recurring business with such customers. The customer relationships intangible asset was recorded at its estimated fair value of approximately $160,000 as of the acquisition date in accordance with ASC 805, Business Combinations. The fair value of customer relationships was determined using an income approach, specifically the MPEE, based on projected cash flows attributable to existing customers, net of contributory asset charges. Key assumptions included a long-term revenue growth rate of approximately 2.7%, an attrition rate of 12.0%, and a discount rate of approximately 16.2% reflecting the risk profile of the asset. The customer relationships intangible asset is amortized on a straight-line basis over an estimated useful life of approximately 13.2 years, which reflects the period over which the asset is expected to contribute to future cash flows. For the year ended December 31, 2025, the Company recognized amortization expense of approximately $2,159, resulting in a net carrying value of approximately $157,841 as of December 31, 2025.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The Company evaluated the customer relationships intangible asset for impairment and determined that no impairment indicators were present as of December 31, 2025.

Brand

In connection with the acquisition of Pacific Sun Packaging, the Company recognized an intangible asset for the Pacific Sun brand name, representing the value associated with brand recognition, market presence, and customer awareness within the electronics packaging industry. The brand intangible asset was recorded at its estimated fair value of approximately $150,000 as of the acquisition date in accordance with ASC 805, Business Combinations.

The fair value of the brand was determined using an income approach, specifically the relief-from-royalty (“RFR”) method, which estimates the present value of royalties that the Company is deemed to avoid by owning the brand name rather than licensing it. The valuation was based on projected revenues attributable to the brand, an estimated royalty rate of approximately 3.5% derived from comparable market transactions, and a discount rate reflecting the risk profile of the asset. The analysis also considered qualitative factors including the Company’s historical brand development efforts, industry recognition, operating history, and expected future growth.

The brand is amortized on a straight-line basis over an estimated useful life of 5 years, which reflects the period over which the asset is expected to contribute to future cash flows. For the year ended December 31, 2025, the Company recognized amortization expense of approximately $14,568, resulting in a net carrying value of approximately $135,432 as of December 31, 2025. The Company evaluated the brand intangible asset for impairment and determined that no impairment indicators were present as of December 31, 2025.

Backlog

In connection with the AGA Precision Systems, the Company recognized an intangible asset for backlog, representing confirmed customer purchase orders and contractual commitments on hand as of the acquisition date that are expected to be fulfilled and recognized as revenue within a short period, generally within the subsequent fiscal year. Backlog is considered a finite-lived intangible asset and was recognized separately from customer relationships to avoid double counting of economic benefits. The fair value of backlog was determined using an income approach, which estimates the earnings attributable to the fulfillment of existing orders, and was determined to be approximately $29,000 at the acquisition date. Backlog is amortized over its expected realization period. The asset is amortized on a straight-line basis over an estimated useful life of one year. For the year ended December 31, 2025, the Company recognized amortization expense of approximately $10,021, resulting in a net carrying value of approximately $18,979 as of December 31, 2025. The Company evaluated the backlog intangible asset for impairment and determined that no impairment indicators were present as of December 31, 2025.

13.	Operating Leases

The Company’s subsidiaries, AGA and Pacific Sun, entered into non-cancelable operating leases for the office and warehouse spaces occupied to operate its business.

The Pacific Sun lease was executed on July 9, 2025, and the Company committed to monthly lease payments of $6,300 through June 30, 2026. Thereafter, monthly payments increase by 3% each year starting on July 1, 2026. The lease expires on June 30, 2030. On October 20, 2025, the lease was modified to expand the premises to the entire building. The modification revised the monthly base rent and shifted the remaining term to commence payments on January 1, 2026, and end on December 31, 2030. Modified monthly base rent is $7,415 for 2026, increasing 3% annually thereafter. The modification was accounted for as a lease remeasurement under ASC 842; the lease liability and right-of-use asset were adjusted using the incremental borrowing rate.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

The Company recognized a total lease cost related to its non-cancelable operating leases of $165,091 for the year ended December 31, 2025, included in office and administrative expenses.

The Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases in accordance with ASC 842, Leases. ROU assets represent the Company’s right to use underlying leased assets over the lease term and are initially measured at the amount of the lease liability, adjusted for initial direct costs, prepaid lease payments, and lease incentives.

As of December 31, 2025, the Company’s operating lease ROU assets had a carrying value of approximately $1,241,527. During the year ended December 31, 2025, additions to ROU assets were approximately $1,280,137, primarily related to a new lease for office space with an associated warehouse component. Lease modifications during the year resulted in an increase of approximately $82,147 to the ROU assets. Amortization of ROU assets for the year ended December 31, 2025 was approximately $120,757, which is included in operating expenses, primarily within office and administrative. The Company’s ROU assets relate primarily to office and warehouse facilities used in its operations.

As of December 31, 2025 and 2024, the Company recorded a security deposit of $81,757 and $nil, associated with these operating leases.

Future minimum lease payments under the Company’s operating leases that have an initial non-cancelable lease term in excess of one year at December 31, 2025, are as follows:

As at December 31, 2025	Lease payments ($)
2026	332,480
2027	348,396
2028	358,464
2029	292,476
2030 and thereafter	100,152
Total future payments	$1,431,968
Less: imputed interest	(211,498)
Operating lease liabilities	$1,220,470

Operating lease liabilities-current	$247,627
Operating lease liabilities- non-current	$972,843

14.	Convertible debt under ELOC Agreement

On September 23, 2025, the Company entered into a securities purchase agreement, establishing an equity line of credit of up to $20,000,000 through one or more secured pre-paid purchases of the Company’s common stock (the “ELOC Agreement”). Under the ELOC Agreement, the Company may, from time to time, sell and issue common stock to the investor pursuant to individual pre-paid purchases, subject to the terms and conditions of the ELOC Agreement. The Company issued 2,363 shares of common stock to the investor as a commitment fee for the first pre-paid purchase (Note 16). The Company also issued 429 shares of common stock as pre-delivery shares for the first pre-paid purchase. The investor may request the Company to issue and sell common stock to the investor as to the outstanding balance on the first pre-paid purchase at a pre-delivery purchase price of $0.0001 per share, subject to an aggregate pre-delivery purchase cap of $25,000 (Note 16). When all of the Company’s obligations under the ELOC Agreement are settled and after the commitment period has ended, the Company may repurchase any pre-delivery shares outstanding at a purchase price of $0.001 per share. The share issuances under the first pre-paid purchase are subject to a 9.99% beneficial ownership limitation.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

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

The principal and accrued interest is convertible at any time during the three-year term at the option of the investor, in whole or in part, at a price that equals 88% of the lowest VWAP during the 10 trading days preceding the applicable measurement date. If that calculated price is below the floor price of $25.392 per share, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

The Company is accounting for the convertible debt host contract under ASC 470-20 at amortized cost and has determined that the conversion option meets the definition of an embedded derivative liability which is separately accounted for at fair value in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives (Note 15).

During the month of December 2025, the Company settled outstanding principal of $ $2,921,706 and accrued interest of $103,294 through the issuance of 49,693 shares of common stock pursuant to eleven purchase notices totaling $3,025,000. In connection with these settlements, the Company derecognized $1,853,134 of the convertible debt host liability and $467,186 of the related derivative liability, with $2,320,320 recorded to common stock and additional paid-in capital.

As of December 31, 2025, the remaining derivative liability associated with the conversion feature was $418,412 (Note 15), and the remaining balance of the convertible debt continues to be accounted for at amortized cost. The outstanding principal as of December 31, 2025 was $2,078,294 and accrued interest was $nil.

Subsequent to December 31, 2025, the Company settled the remaining outstanding principal of $2,078,294 through the issuance of 67,735 shares of common stock pursuant to the ELOC arrangement. In connection with this settlement, the Company derecognized the remaining convertible debt host liability of $1,254,479 and the related derivative liability of $418,412 associated with the conversion feature, with the total amount recorded to common stock and additional paid-in capital. (Note 22)

A continuity of the amortized cost of the convertible debt host contract is as follows:

Convertible debt
Balance, January 1, 2025	$-
Principal	5,000,000
Fair value of embedded derivative liability	(1,099,765)
Allocation of original issue discount and issuance cost (1)	(1,026,682)
Accretion	130,766
Interest expense	103,294
Repayment through common stock	(1,853,134)
Balance, December 31, 2025	$1,254,479

(1)	Total original issuance discount and issuance cost amounted to $1,316,180, of which $1,026,682 were allocated to the amortized cost of the convertible debt and $289,498 were allocated to the derivative liability and recorded as finance cost in the statement of operations.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

15.	Derivative liabilities

Liability classified stock purchase warrants

A continuity of the Company’s common stock purchase derivative liability warrants is as follows:

Derivative liabilities
Outstanding, December 31, 2023	$369,158
Change in fair value of derivative liabilities	(369,158)
Outstanding, December 31, 2024	$-
Change in fair value of derivative liabilities	-
Outstanding, December 31, 2025	$-

We determined the derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes Option Pricing Model to calculate the fair value as of initial recognition and at subsequent period ends through December 31, 2024. Given the exercise price of these warrants compared to the fair market value of the Company’s shares, the value is deemed to be $nil.

As of December 31, 2025, the following liability classified stock purchase warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
5	April 27, 2027	236,619.42
1	November 21, 2028	470,400
6		275,582.86

As of December 31, 2025 and 2024, the weighted average life of derivative liability classified stock purchase warrants outstanding was 1.66 and 2.71 years, respectively.

Embedded derivative liabilities

The Company determined that the fair value of embedded derivative liability separated from the convertible debt host contract, issued in connection with the ELOC Agreement (Note 14), had an initial fair value of $1,099,765, calculated on the initial recognition date of September 26, 2025. The derivative liability was remeasured at fair value as of September 30, 2025 using the Binomial option pricing model. The estimated fair value at September 30, 2025 was $976,432. Changes in fair value from initial recognition through September 30, 2025 recognized in the consolidated statement of operations were $123,333.

During the month of December 2025, the Company issued common shares to partially settle the outstanding balance of the convertible debt under the ELOC Agreement. In connection with these settlements, the Company derecognized $467,186 of the derivative liability associated with the portion of the debt settled in shares.

The derivative liability was remeasured at fair value as of December 31, 2025 using the Binomial option pricing model. The estimated fair value at December 31, 2025 was $418,412. Changes in fair value from September 30, 2025 through December 31, 2025 recognized in the consolidated statement of operations were $90,834.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

We determined the derivative liability to be a Level 3 fair value measurement and used a Binomial Option Pricing Model to calculate the fair value as of initial recognition and through December 31, 2025. The following assumptions were used in the Binomial Option Pricing Model:

	Initial	December 31, 2025
Risk-free interest rate	3.90%	4.25%
Expected life	3 years	2.7 years
Expected dividend rate	0.00%	0.00%
Expected volatility	158.40%	158.40%
Exercise price	$26.5584	$7.3920
Number of steps	300	300

The following table presents the changes in the Company’s Level 3 derivative liability for the year ended December 31, 2025:

Amount
Balance, September 26, 2025 (initial recognition)	$1,099,765
Change in fair value	(214,167)
Derecognition upon settlement of convertible debt	(467,186)
Balance, December 31, 2025	$418,412

Subsequent to December 31, 2025, the Company settled the remaining outstanding principal of $2,078,294 through the issuance of 67,735 shares of common stock pursuant to the ELOC arrangement. In connection with this settlement, the Company derecognized the related derivative liability of $418,412 associated with the conversion feature, with the total amount recorded to common stock and additional paid-in capital. (Note 22)

16.	Equity

Common Stock

Authorized

As of December 31, 2025, and December 31, 2024, the Company had 83,333,334 and 3,401,360 shares of common stock authorized, each having a par value of $0.0001.

Issued and outstanding

As of December 31, 2025 and 2024, the Company had 80,699 and 5,226 shares of common stock issued and outstanding, respectively.

Transactions during the year ended December 31, 2025

On January 28, 2025, the Company entered into and completed a warrant inducement transaction with the holders of its Series A Common Stock Purchase Warrants pursuant to a warrant inducement agreement (“Series A Warrants”). Under the warrant inducement agreement, the exercise price of the outstanding Series A Warrants was reduced from $1,646.40 to $1,176 per share of common stock as an incentive for immediate exercise. As a result, the holders exercised all outstanding Series A Warrants, and the Company issued 1,649 shares of common stock, generating gross proceeds of $1,938,772.

On February 2, 2025, the Company issued 6 shares of common stock to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased 1 share of common stock from two existing shareholders at for total consideration of approximately $52. The shares were retired upon repurchase.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

On March 10, 2025, the Company effected a 1-for-7 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, every seven shares of the Company’s common stock issued and outstanding were automatically combined into one share, with any fractional shares rounded in accordance with the Company’s governing documents. The reverse stock split did not change the number of authorized shares or the par value of the common stock. All share and per share amounts presented in the accompanying consolidated financial statements, including earnings (loss) per share and weighted-average shares outstanding, have been retroactively adjusted to reflect the reverse stock split for all periods presented. In addition, all outstanding stock options, warrants, and other equity-linked instruments were proportionately adjusted in accordance with their respective terms.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase one (1) share of common stock and warrants to purchase 1 share of common stock at an exercise price of $352,800 per share. The total consideration paid in the transaction was $127. The repurchased shares and warrants were retired and cancelled. The transaction was initiated by the existing investor.

On March 21, 2025, the Company entered into a Securities Purchase Agreement between the Company and certain institutional investors with respect to a registered direct offering for the offer and sale of 1,538 shares of common stock and 1,968 prefunded warrants for gross proceeds of $1,484,028, with the issuance cost of $238,722.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2 (Note 12), expanding its rights to include the growing animal health market. The Company issued 858 shares of common stock in exchange for the expansion of its rights under License # 2.

On August 22, 2025, the Company entered into warrant inducement agreements with certain existing common stock purchase warrant holders. Under these warrant inducement agreements, the exercise price of the outstanding replacement warrants was reduced from $270.48 to $169.26 per share of common stock as an incentive for the existing warrant holders’ immediate exercise of their warrants. As a result, these holders exercised all outstanding replacement warrants, and the Company issued new common stock purchase warrants exercisable for an aggregate of 9,856 shares of common stock, generating gross proceeds of $1,668,219, with the issuance cost of $156,775. These warrant inducement transactions were consummated on August 25, 2025.

On September 2, 2025, the Company effected a 1-for-3.5 reverse stock split of its issued and outstanding common stock. Under the terms of the reverse stock split, each three and one-half shares of common stock were combined into one share, with fractional shares treated in accordance with applicable provisions. The reverse stock split did not affect the authorized number of shares or the par value per share. All historical share and per share data included in these consolidated financial statements have been retroactively restated to reflect the reverse stock split for all periods presented. Corresponding adjustments were made to outstanding equity awards, including stock options and warrants, to preserve their economic value.

On September 23, 2025, in connection with the ELOC Agreement, the Company issued 429 shares of common stock pre-delivery shares to the investor for total proceeds of $7. In addition, the Company issued 2,363 shares of common stock with a fair value of $306,180, as a commitment fee and consideration under the ELOC Agreement. These shares were non-cash consideration and were accounted for as issuance cost allocated to the convertible debt and derivative liability (Note 14).

During the year ended December 31, 2025, the Company sold an aggregate of 7,827 shares of common stock under its at-the-market (ATM) equity offering program, generating total gross proceeds of approximately $1,730,292. After deducting total commissions and fees of approximately $58,189, net proceeds amounted to approximately $1,672,103. The shares were issued in multiple tranches between April and August 2025, with sales prices ranging from $54.24 to $81.36 per share.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

During the month of December 2025, the Company issued an aggregate of 49,693 shares of common stock in settlement of amounts outstanding under its ELOC arrangement (Note 14). The shares were issued in multiple tranches between December 8, 2025 and December 31, 2025 pursuant to purchase notices delivered under the ELOC agreement. The shares issued settled outstanding principal of $ $2,921,706 and accrued interest of $ $103,294.

Transactions during the year ended December 31, 2024

On April 30, 2024, the Company issued 49 shares of common stock on acquisition of License # 2 and $492,945 was recognized in equity. A total of $nil was recognized in common stock and the remainder of $492,945 to additional paid in capital (Note 12). These shares are unregistered and restricted from trading as disclosed in Note 12.

On May 3, 2024, the Company committed to issue 21 fully vested shares of common stock, of which 6 shares of common stock were issued by December 31, 2024, for the acquisition of License # 2. A total of $1,117,832 was recognized in equity, of which $nil was recognized in common stock and the remainder of $1,117,832 to additional paid in capital (Note 12). These shares are unregistered and restricted from trading as disclosed in Note 12.

On August 2, 2024, the Company issued 11 shares of common stock as consideration for purchasers who entered into the Securities Purchase Agreement. Transaction costs of $51,942 were associated with this share issuance. A total of $325,819 was recognized in equity.

On September 24, 2024, the Company issued 76 shares of common stock and 168 pre-funded warrants in lieu of shares of common stock, along with 435 common stock purchase warrants. The purchasers had the option to elect to purchase pre-funded warrants in lieu of common stock in order to avoid exceeding the Beneficial Ownership Limitation, which is 4.99% (or 9.99% upon election of the holder prior to the issuance of any warrants) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the warrant. The pre-funded warrants had an exercise price of $11.76, had no expiry date and had a cashless exercise provision. All pre-funded warrants were exercised by December 31, 2024. The purchase price of each share of common stock and accompanying warrants was $32,928, and the purchase price of each pre-funded warrant and accompanying warrants was equal to such price minus $11.76. Share issuance costs of $955,000 were associated with this offering. A total of $7,045,000 was recognized in equity, of which $nil was recognized in common stock and all of $7,045,000 to additional paid in capital.

Preferred Stock

Authorized

As of December 31, 2025, and December 31, 2024, the Company had 500,000,000 preferred stock authorized, respectively, of all preferred stock authorized, each share of preferred stock having a par value of $0.0001. Of this amount, 300,000,000 and 50,000,000 shares were designated as Series B Preferred Stock as of December 31, 2025 and 2024, respectively.

Issued and outstanding

As at December 31, 2025 and 2024, the Company had 6,372,874 and nil shares of Series B Preferred Stock issued and outstanding.

Transactions during the year ended December 31, 2025, and 2024

On March 26, 2025, at a special meeting of the Company’s shareholders, the shareholders approved the issuance of 3,036,437 shares of non-trading, non-convertible Series B Preferred Stock to GB Capital Ltd as a signing bonus pursuant to that certain Second Amended and Restated Consulting Agreement for Non-Employee Chief Executive Officer between the Company and GB Capital Ltd, dated October 25, 2024, as amended; and 3,336,437 shares of non-trading, non-convertible Series B Preferred Stock to Northstrive Companies Inc as a signing bonus pursuant to that certain Second Amended and Restated Consulting Agreement for Non-Executive Chairman between the Company and Northstrive Companies Inc., dated October 25, 2024, as amended. The total issuances of Series B Preferred Stock approved by the shareholders at this meeting was 6,372,874 shares. These bonuses to GB Capital Ltd and Northstrive Companies Inc. in the form of Series B Preferred Stock represented bonuses of $75,000 to each entity pursuant to their respective agreements aforementioned in this paragraph. These bonuses, totaling $150,000, were accrued and included due to related parties as of December 31, 2024.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Equity Warrants

Transactions during the year ended December 31, 2025.

On January 28, 2025, in connection with the warrant inducement agreement (see above) and the exercise of the Series A Warrants, the Company issued 1,649 replacement warrants with an initial exercise price of $1,617.12 and a five-year term. On April 29, 2025, the exercise price of the replacement warrants were reset to the contractual floor price of $270.48 per share. Following the adjustment, each of the five investors held 1,971 warrants, resulting in a total of 9,856 replacement warrants outstanding at the adjusted exercise price, maintaining the aggregate exercise value of $2,665,836.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase warrants to purchase 1 share of common stock at an exercise price of $352,800 per share for a nominal amount.

On March 24, 2025, the Company consummated a registered direct offering with institutional investors, issuing 1,538 shares of common stock and 1,969 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.0084 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

On April 14, 2025, all 1,968 pre-funded warrants issued in connection with the Company’s registered direct offering consummated on March 24, 2025 were fully exercised for shares of common stock, at an exercise price of $0.0084 per share.

On August 22, 2025, the Company entered into a warrant inducement agreement with existing warrant holders to amend and reprice their outstanding common stock purchase warrants and issue new common stock purchase warrants to the existing warrant holders. These holders’ existing warrants were repriced from $270.48 to $169.20 per share, and holders agreed to exercise those repriced warrants in exchange for 9,856 new unregistered warrants with an exercise price of $169.26 per share. The transaction closed on August 25, 2025, generating gross proceeds of $1,668,219 with the issuance cost of $156,775.

Transactions during the year ended December 31, 2024

On September 24, 2024, with each of the 243 shares of common stock or pre-funded warrants issued on the same date, he Company also issued one Series A Warrant (the “Series A Warrants”) and one Series B Warrant (the “Series B Warrants”). The Series A Warrants will be exercisable beginning on the date of completion of the requisite waiting period following the filing of the Information Statement related to the approval by the stockholders of the Company (the “Initial Exercise Date” or “Shareholder Approval Date”) of the issuance of shares upon exercise of the Warrants, among other things (the “Shareholder Approval”). The Initial Exercise Date was October 30, 2024. The Series B Warrants will be exercisable beginning on the Shareholder Approval Date. The Series A Warrants will expire on the five-year anniversary of the Initial Exercise Date and the Series B Warrants will expire on the two and one-half-year anniversary of the Initial Exercise Date. The exercise price of the Series A and Series B Warrants shall be $44,688, subject to adjustments.

On September 24, 2024, the Company issued 12 placement agent warrants to the placement agent in connection with the financing that closed on the same date (the “Placement Agent Warrants”). These Placement Agent Warrants have an exercise price of $39,504 and shall expire three and a half years from issuance. As these warrants are accounted for as equity warrants, they have no net impact on the consolidated statement of changes in stockholders’ equity.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

As of December 31, 2025, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
2	August 28, 2026	352,800
1	March 12, 2027	352,800
12	March 24, 2028	39,504
9,855	August 25, 2030	158.88
9,870		300.96

As of December 31, 2025 and 2024, the weighted average life of equity warrants outstanding was 4.65 and 4.90 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2025 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of December 31, 2025 and 2024, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 7,752 shares. The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the year ended December 31, 2025

There was no stock option activity during the year ended December 31, 2025.

Transactions during the year ended December 31, 2024

In January 2024, the Company granted 1 stock option with a contractual life of ten years and an exercise price of $588,000 per common stock. The stock option was valued at $16,178 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

On March 6, 2024, the Company granted 1 stock option with a contractual life of ten years and an exercise price of $117,600 per common stock. These stock options were valued at $52,845 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

The continuity of stock options for the years ended December 31, 2025 and 2024 is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2023	13	200,698.80
Granted	1	181,167.84
Forfeited	(4)	204,005.04
Outstanding, December 31, 2024	10	197,168.40
Granted	-	-
Forfeited/Cancelled	(3)	(243,040.00)
Expired	(1)	(70,560.00)
Outstanding, December 31, 2025	6	265,384.00

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

As of December 31, 2025, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
2	2	08-Feb-31	70,560
1	1	30-Sep-32	157,584
1	1	30-Sep-32	588,000
1	1	1-May-33	588,000
1	1	5-Mar-34	117,600
6	6		265,384

As of December 31, 2025, and December 31, 2024, the weighted average life of stock options outstanding was 5.98 years and 6.88 years, respectively.

With the sale of the Company’s skincare business on January 16, 2025, 2 vested stock options with a weighted average exercise price of $70,560 have been cancelled on April 16, 2025, after the 90-day exercise window following termination of employment with the Company.

17.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, non-employee CFO, CEO and Director

●	Tim Sayed, Former Chief Medical Officer and Former Director (resigned August 1, 2024)

●	Brenda Buechler, Former Chief Marketing Officer (termination effective June 20, 2024)

●	Christoph Kraneiss, Former Chief Commercial Officer (termination effective June 20, 2024)

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	Crystal Muilenburg, Former Director (appointed June 1, 2023, resigned February 29, 2024)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

●	Mystic Marine Advisors, controlled by Jeffrey Parry

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Remuneration attributed to key management personnel are summarized as follows:

	December 31, 2025	December 31, 2024
Consulting fees	$1,462,400	$757,233
Management fees	155,918	-
Salaries	26,228	539,174
Director fees	166,570	165,000
Share-based compensation	60,453	23,861
	$1,871,568	$1,485,268

During the year ended December 31, 2025:

The Company incurred consulting fees and contracted performance bonuses of $697,800 (December 31, 2024 - $391,333) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director.

The Company incurred consulting fees and contracted performance bonuses of $ $764,600 (December 31, 2024 - $365,900) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

The Company incurred director’s fees of $55,500 (December 31, 2024 – $55,000) to George Kovalyov, a director of the Company.

The Company incurred director’s fees of $55,570 (December 31, 2024 – $55,000) to Julie Daley, a director of the Company.

The Company incurred director’s fees of $55,500 (December 31, 2024 – $55,000) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

The Company incurred management fees of $31,755 (December 31, 2024 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director, under a Secondment Agreement for management services.

The Company incurred management fees of $124,163 (December 31, 2024 - $nil) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President, under a Secondment Agreement for management services.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a Salary of $26,228 and $283,549 respectively during the year ended December 31, 2025 and 2024.

Brenda Buechler, Former Chief Marketing Officer, earned a Salary of $nil and $132,807, respectively during the year ended December 31, 2025 and 2024.

Christoph Kraneiss, Former Chief Commercial Officer, earned a Salary of $nil and $122,818, respectively during the year ended December, 2025 and 2024.

During the year ended December 31, 2025, and 2024, the Company issued the following stock options to related parties:

On March 1, 2024, the Company granted 4 stock options to directors of the company with a contractual life of 10 years and exercise price of $19,600 per share of common stock. These stock options were valued at $45,986 using the Black-Scholes Option Pricing Model. The options vest 25% on the first anniversary of the grant date and the remaining 75% vest evenly over 36 months thereafter.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

Details of the fair value of the options granted to each individual and the related expense recorded for the years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024	Grant date fair value
Braeden Lichti, Non-executive Chairman	$11	$2,069	$50,995
Graydon Bensler, CEO, CFO and Director	11	2,069	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	11	2,069	50,995
Tim Sayed, Former Chief Medical Officer and Former Director[1]	-	(4,291)	50,995
Jeffrey Parry, Director	10,485	22,923	107,669
Julie Daley, Director	33,098	82,070	210,245
Crystal Muilenburg, Former Director[1]	-	(41,668)	210,245
George Kovalyov, Director	16,837	25,987	52,845
Brenda Buechler, Former Chief Marketing Officer[1]	-	(36,918)	143,671
Christoph Kraneiss, Former Chief Commercial Officer[1]	-	(30,449)	121,243
	$60,453	$23,861	$1,049,898

[1]	5 options of related parties were forfeited or cancelled during the year ended December 31, 2024

[2]	1 option of Jordan Plews were cancelled during the year ended December 31, 2025

As of December 31, 2025 and 2024, the Company had $642,925 and $227,749, respectively due to companies controlled by Braeden Lichti, of which $642,925 and $227,749 respectively is unsecured, non-interest bearing and are due on demand.

As of December 31, 2025, the Company had $342,077 (December 31, 2024 - $179,655) due to GB Capital Ltd. controlled by Graydon Bensler, CEO, CFO and Director, and $Nil and $15,127 (December 31, 2024 - $11,813 and $Nil) due to Jordan Plews, Former Director and Former CEO of Skincare and BioSciences, and Jeffrey Parry, Director, respectively, for expenses incurred on behalf of the Company.

As of December 31, 2025, the Company recorded accrued director fees payable to related parties of $32,765, including $13,890 payable to Julie Daley (December 31, 2024- $Nil) and $18,875 (December 31, 2024- $Nil) payable to George Kovalyov. These balances are unsecured, non-interest bearing, and due on demand.

These amounts are unsecured, non-interest bearing and are due on demand.

18.	Income Tax

During the years ended December 31, 2025 and 2024, there is $Nil and $30,972 current and deferred income tax expense, respectively, reflected in the Statement of Operations and Comprehensive Loss.

The components of loss from continuing operations before provision for income taxes for the years ended December 31, 2025 and 2024 consist of the following:

	Year Ended December 31,
	2025	2024
Domestic	(8,353,923)	(6,051,077)
Foreign	597,827	(194,660)
	(7,756,096)	(6,245,737)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

There were no cash income taxes paid (refunded) during the years ended December 31, 2025 or 2024.

The components of income tax expense from continuing operations for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Current Taxes
Federal	-	-
State	-	-
Foreign	-	-
Total Current Taxes	-	-

Deferred Taxes
Federal	9,359	-
State	21,613	-
Foreign	-	-
Total Deferred Taxes	30,972	-
Total Tax Expense / (Benefit)	30,972	-

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective continuing operations income tax rate is as follows:

Rate Reconciliation	As at December 31, 2025
Income Taxes at Statutory Rates	(1,628,780)	21.00%
State Income Tax, Net of Federal Effect *	16,053	-0.22%
Foreign Tax Effects	-	0.00%
Canada
Foreign Rate Differential	(12,210)	0.17%
Permanent Items	(139,091)	1.89%
Write off deferrals due to dissolution	178,743	-2.43%
Change in Valuation Allowance	(152,986)	2.08%
Effects of Changes in Tax Laws or Rates	-	0.00%
Effects of Cross-Border Tax Laws	-	0.00%
Tax Credits	-	0.00%
Changes in Valuation Allowance	1,844,709	-23.98%
Non-taxable or Non-deductible Items	-	0.00%
Permanent Items	5,520	-0.08%
Changes in Unrecognized Tax Benefits	-	0.00%
Other	-	0.00%
Other	(80,986)	1.05%
Provision for income taxes	30,972	-0.4%

*	The state that contributed to the majority (greater than 50%) of the tax effect in this category for the year ended December 31, 2025 was California.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

As previously disclosed prior to the adoption of ASU 2023-09, the difference between the provision (benefit) for income taxes and the amount computed by applying the U.S. federal income tax rate for the year ended December 31, 2024 is as follows:

December 31, 2024
Net loss before income tax	(6,245,737)
Effective tax rate	27.87%
U.S. income tax at federal statutory rate	(1,740,687)
State Income Tax, Net of Federal Benefits
Share-based compensation	27,083
Other non-deductible items	88,406
Foreign exchange	10,750
Tax rate differences	1,513
Change in Valuation Allowance	1,612,935
Tax expense (recovery)	-

The components of the Company’s deferred tax assets and liabilities related to continuing operations at December 31, 2025 and 2024, consisted of:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry forward	4,896,406	3,322,654
Lease Liability	341,533	-
Accruals and reserves	489,163	-
Other	322,394	-
	6,049,496	3,322,654
	(5,542,874)	(3,322,654)
Valuation allowance	506,622	-
Total deferred tax assets
Deferred tax liabilities:
Right of Use asset	(347,426)	-
Other	(190,168)	-
	(537,594)	-
Total deferred tax liabilities	(30,972)	-
Net deferred tax assets	-	-

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are composed principally of net operating loss carry forwards. Management has considered the Company’s history of cumulative net losses incurred since inception and has concluded that it is more likely than not that the Company will not realize the benefits of its federal and state net deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The Company reevaluates the positive and negative evidence at each reporting period. During the year ended December 31, 2025, the valuation allowance increased by approximately 2.1 million.

At December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $17.7 million and $16.9 million, respectively. The federal net operating loss carryforwards were generated post January 1, 2018 and will carryforward indefinitely but are subject to an 80% taxable income limitation when utilized. The state net operating loss carryforwards will begin to expire in 2040.

The utilization of net operating losses and tax credit carryforwards may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (the Code), a corporation that undergoes and ownership change may be subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes otherwise available to offset future taxable income or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling 3-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of Code Section 382 and 383 have occurred. If such ownership change has occurred, the Company’s ability to use its net operating losses or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The Company recognizes the financial statement benefit of a tax position only when it determines that the position is more likely than not to be sustained upon examination by the relevant taxing authority. For tax positions that meet the more-likely-than-not threshold, the amount recognized in the financial statements is measured as the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The Company records interest related to uncertain tax positions as interest expense and penalties within general and administrative expenses.

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits.

The Company is subject to taxation in the United States and various state jurisdictions. The Company is no longer subject to taxation in Canada following the dissolution of its Canadian subsidiary. There are currently no ongoing examinations by taxing authorities.

The Company’s U.S. federal and state tax years 2021 through 2024 remain open for examination, generally for three and four years, respectively, from the date of utilization of any net operating loss carryforwards. The Company’s Canadian tax years remain open for examination by the Canadian tax authority for four years from the filing deadline.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing several changes to U.S. tax laws affecting corporations. Key provisions include the expensing of domestic research expenditures, an increase in the limitation on the deduction of interest expense to 30% of EBITDA, and 100% bonus depreciation for eligible property acquired after January 19, 2025.

These provisions became effective for the Company during the three months ended September 30, 2025. The Company evaluated the impact of the new legislation and determined that it did not have a material effect on the Company’s current or future effective income tax rate or cash taxes paid.

19.	Commitments and Contingencies

There were no commitments as of December 31, 2025, and December 31, 2024, or during the periods then ended.

As of December 31, 2024, the Company had an ongoing dispute that arose in the normal course of business. In February 2025, solely to avoid the cost and burdens associated with litigation, the Company and the other parties to this dispute entered into a settlement agreement to fully and finally resolve any and all claims between them, without the Company or any party admitting any liability or fault. Due to the confidential nature of the settlement agreement, the Company is not in a position to disclose the terms of the settlement; however, the amounts payable by the Company to the parties and their legal counsel is included in accounts payable and accrued liabilities as of December 31, 2024. The amounts were paid in full by December 31, 2025.

As of December 31, 2025, the Company had an ongoing dispute that arose in the normal course of business and mediation discussions are ongoing. It is not yet possible to predict the likelihood of an unfavorable outcome, or the amount or range of potential loss.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

20.	Concentrations

Customers

For the year ended December 31, 2025, the Company had 4 key customers that represented approximately 45% of the Company’s revenue. The Company recorded 12% of its revenue from its largest customer. The Company’s largest customer, representing $69,028 of revenue, relates to machining casting work performed for a customer during the period.

The year Ended December 31, 2025
Customer 1	12%
Customer 2	11%
Customer 3	11%
Customer 1	11%
45%

Suppliers

During the year ended December 31, 2025, the Company had 2 key suppliers that represented approximately 35% of the cost incurred in the purchase of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred. (Suppliers are shown from largest to smallest):

The year Ended December 31, 2025
Supplier 1	19%
Supplier 2	16%
35%

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

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

The following is a summary of the Company’s operations for the year ended December 31, 2025, and assets and liabilities as of December 31, 2025, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$374,874	$215,210	$590,084
Cost of sales	$-	$265,714	$139,056	$404,770
Gross profit	$-	$109,160	$76,154	$185,314

Expenses	$5,519,383	$203,616	$1,344,263	$7,067,262
Other income (expense)	$(391,340)	$-	$(476,480)	$(867,820)
Net loss from continuing operations	$(5,910,723)	$(94,456)	$(1,744,589)	$(7,749,768)

Current Assets	$6,213,831	$395,526	$261,898	$6,871,255
Non-current assets	$2,091,621	$1,522,468	$2,383,129	$5,997,218
Total Assets	$8,305,452	$1,917,994	$2,645,027	$12,868,473

Current liabilities	$3,413,529	$83,057	$445,710	$3,942,296
Non-current liabilities	$30,972	$326,263	$731,580	$1,088,815
Total Liabilities	$3,444,501	$409,320	$1,177,290	$5,031,111

Total Equity	$4,860,951	$1,508,674	$1,467,737	$7,837,362

All of the Company’s revenue is generated with customers located in the United States. The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, was located in Canada and provided limited operational support and research.

22.	Subsequent Events

Management has evaluated events subsequent to the year ended December 31, 2025 up to March 27, 2026, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On January 6, 2026 and March 10, 2026, the Company completed reverse stock splits of its common shares on a ratio of 4:1 and 6:1, respectively (Note 1).

On January 7, 2026, the Company consummated Secured Pre-Paid Purchase #2 under its previously disclosed equity purchase facility. The Second Pre-Paid Purchase had an original principal amount of $3,278,700, included an original issue discount of $278,700, and provided for an initial purchase price of $3,000,000. The Company received net proceeds of approximately $2,732,704 after placement agent fees and legal fees. The instrument matures on January 7, 2029.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

(Expressed in United States dollars)

On January 7, the Company settled the remaining outstanding principal under its ELOC arrangement of $2,078,294 through the issuance of 67,735 shares of common stock. In connection with this settlement, the Company derecognized the remaining convertible debt host liability of $1,254,479 and the related derivative liability of $418,412 associated with the conversion feature. The aggregate carrying amount of these liabilities was recorded to common stock and additional paid-in capital (Note 14).

On January 13, 2026, the Company consummated Secured Pre-Paid Purchase #3 under the same equity purchase facility. The Third Pre-Paid Purchase had an original principal amount of $5,464,500, included an original issue discount of $464,500, and provided for an initial purchase price of $5,000,000. The Company received net proceeds of approximately $4,562,840 after placement agent fees. The instrument matures three years after the effective date.

On February 2, 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of SVM Machining, Inc. pursuant to a Stock Purchase Agreement. The aggregate purchase price was approximately $2,449,148, consisting of $2,250,000 in cash, $130,000 for cash acquired, and $69,148 related to estimated closing net working capital in excess of target, subject to post-closing true-up. In addition, the agreement provides for contingent earnout consideration of up to $750,000 based on 2026 revenue and up to $500,000 based on 2027 revenue. The Company is accounting for this transaction as a business combination. Because the acquisition occurred subsequent to year-end, the initial accounting for the transaction was incomplete as of the date these consolidated financial statements were issued.

On February 6, 2026, the Company consummated Secured Pre-Paid Purchase #4 under the same equity purchase facility. The Fourth Pre-Paid Purchase had an original principal amount of $8,147,570, included an original issue discount of $692,570, and provided for a purchase price of $7,455,000. The purchase price was distributed in accordance with the transaction documents, including amounts deposited into a controlled account, placement agent fees, legal fees, and cash payable to the Company.

On March 4, 2026, the Company filed a Certificate of Amendment to effect a 1-for-6 reverse stock split of its common stock, which became effective on March 10, 2026. Each six issued and outstanding shares of common stock were automatically combined into one share, with no change to the $0.0001 par value per share, and no fractional shares issued. Following the split, the Company’s authorized capital stock consists of 583,333,334 shares, including 83,333,334 shares of common stock and 500,000,000 shares of preferred stock. The Company’s common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on March 10, 2026 under the ticker symbol “ELAB.” The Company also proportionally adjusted outstanding equity awards, warrants, and related exercise prices to reflect the reverse stock split.