Form 10-Q
period 2026-03-31
PMGC Holdings Inc.
filed 2026-05-15
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

As of May 14, 2026, there were 4,543,751 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

For the three months ended March 31, 2026, and 2025

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollars)

As of:	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$14,354,374	$5,402,333
Receivables, net	428,106	245,423
Other receivables	114,609	95,108
Prepaids and deposits	502,535	461,239
Inventory	253,558	95,098
Investment in securities- current	733,405	572,054
Total Current Assets	16,386,587	6,871,255

Operating lease right-of-use-assets	2,237,136	1,241,527
Property and equipment, net	1,751,234	885,520
Intangibles, net	3,800,621	2,892,397
Goodwill	1,857,740	977,774
TOTAL ASSETS	$26,033,318	$12,868,473
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$657,006	$697,633
Due to related parties	1,258,829	1,032,895
Current portion of consideration payable	1,016,625	206,250
Current portion of operating lease liability	493,426	247,627
Current portion of equipment financing payable	66,171	-
Derivative liabilities	2,506,327	418,412
Current portion of promissory notes payable	63,750	85,000
Convertible debt	5,235,600	1,254,479
Total Current Liabilities	11,297,734	3,942,296

Promissory notes payable	85,000	85,000
Operating lease liability	1,738,911	972,843
Equipment financing payable	274,248	-
Deferred tax liabilities	30,972	30,972
TOTAL LIABILIITES	$13,426,865	$5,031,111
Commitments and Contingencies
EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and 6,372,874 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	637	637
Common stock, $0.0001 par value, 83,333,334 shares authorized; 1,936,771 and 80,699 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively (1)	194	8
Additional paid-in capital	38,590,321	28,856,496
Accumulated other comprehensive income	-	(2,339)
Accumulated deficit	(25,984,699)	(21,017,440)
TOTAL EQUITY	12,606,453	7,837,362
TOTAL LIABILITIES AND EQUITY	$26,033,318	$12,868,473

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Three months ended March 31, 2026	Three months ended March 31, 2025

Revenue	$681,994	-
Total revenue	681,994	-

Cost of Goods Sold	451,520	-
Gross margin	$230,474	-

Operating expenses
Bad debt expense	1,567	-
Depreciation and amortization	159,444	1,085
Marketing and promotion	34,364	35,594
Consulting fees	1,210,015	547,557
Office and administrative	1,381,736	209,031
Professional fees	592,023	266,468
Investor relations	16,133	69,950
Research and development	47,061	32,433
Repairs and maintenance	1,414	-
Foreign exchange (gain) loss	11,550	386
Travel and entertainment	108,341	39,220
Total operating expenses	$3,563,648	1,201,724

Other income (expense)
Finance cost	(561,922)	-
Change in fair value of derivative liabilities	(681,126)	-
Dividend income	2,489	-
Gain on the termination of the intangible asset	-	129,613
Interest income	62,921	28,856
Interest expense	(474,170)	(10,474)
Realized gain (loss) on investments	23,151	(466,678)
Unrealized gain (loss) on investments	37,587	(60,404)
Loss on disposal of PP&E	(64,245)	-
Other income	1,729	-
Net loss from continuing operations	$(4,986,760)	(1,580,811)

Net income(loss) from discontinued operations (Note 4)	19,501	(27,644)
Total net loss	(4,967,259)	(1,608,455)
Other comprehensive income (loss)
Currency translation adjustment	2,339	(479)
Total comprehensive loss	$(4,964,920)	(1,608,934)

Basic and diluted loss per share
Continuing operations	$(11.219)	(243.764)
Discontinued operations	$0.044	(4.263)
Weighted average shares outstanding(1)	444,506	6,485

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	$	$	$	$

Balance, December 31, 2025	80,699	8	6,372,874	637	28,856,496	(21,017,440)	(2,339)	7,837,362
Reverse stock split effect	(4)	-	-	-	-	-	-	-
Issuance of common shares in the partial settlement of Pre-Paid Purchases	1,856,076	186			9,725,609			9,725,795
Share-based compensation	-	-	-	-	8,216	-	-	8,216
Net loss for the period	-	-	-	-	-	(4,967,259)	-	(4,967,259)
Currency translation adjustment	-	-	-	-	-	-	2,339	2,339
Balance, March 31, 2026	1,936,771	194	6,372,874	637	38,590,321	(25,984,699)	-	12,606,453

Balance, December 31, 2024	5,227	1	-	-	19,929,527	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	6	-	-	-	43,535	-	-	43,535
Exercise of Series A Warrants	1,649	-	-	-	1,698,058	-	-	1,698,058
Issued pursuant to the registered direct offering	1,538	-	-	-	1,245,306	-	-	1,245,306
Repurchase of shares	(1)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	1	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	(58,838)	-	-	(58,838)
Net loss for the period	-	-	-	-	-	(1,608,455)	-	(1,608,455)

Currency translation adjustment	-	-	-	-	-	-	(479)	(479)
Balance, March 31, 2025	8,420	1	6,372,874	637	23,006,772	(14,878,082)	(816)	8,128,512

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	March 31, 2026	March 31, 2025
Operating activities
Net loss	$(4,967,259)	$(1,608,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,567	-
Depreciation and amortization	173,904	1,601
Finance cost	561,922
Share-based compensation	8,216	(58,838)
Straight-line rent expense	16,258	(230)
Change in fair value of derivative liabilities	681,126	-
Non-cash interest expense	463,421	9,685
Research and development costs for intangible assets	-	14,358
Gain on termination of intangible asset	-	(129,613)
Loss on the sale of Skincare	-	39,676
Loss on disposal of PP&E	64,245	-
Realized loss (gain) on sale of investments	(23,151)	466,678
Unrealized loss(gain) on investments	(37,587)	60,404

Changes in operating assets and liabilities:
Receivables	120,049	(76,660)
Prepaid expenses and deposits	(41,296)	69,575
Inventory	(114,570)	22,966
Accounts payable and accrued liabilities	116,488	259,661
Customer deposits	-	(20,496)
Due to related parties	(2,928)	(397,728)
Cash flows used in operating activities[1]	$(2,979,595)	$(1,347,416)

Investing activities
Purchase of investments	(1,435,393)	(430,024)
Proceeds from sale of investments	1,334,780	214,705
Purchase of equipment	(363,087)	-
Acquisition of businesses	(2,019,909)	-
Cash flows used in investing activities[1]	$(2,483,609)	$(215,319)

Financing activities
Exercise of Series A warrants	-	1,938,772
Proceeds from the issuance of common stock and warrants	-	1,484,028
Share issuance costs	-	(479,436)
Repurchase of shares and warrants	-	(179)
Repayment towards promissory note	(21,250)	-
Equipment financing proceeds	353,468	-
Repayment towards equipment financing	(13,049)	-
Proceeds from the Pre-Paid Purchases of Equity Purchase Facility (“ELOC”), net	14,093,737	-
Cash flows provided by financing activities	$14,412,906	$2,943,185

Effect of exchange rate changes on cash	2,339	(469)

Increase in cash	8,952,041	1,379,981
Cash, beginning of period	5,402,333	3,984,453
Cash, ending of period	$14,354,374	$5,364,434

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026, and 2025

(Unaudited - Expressed in United States dollars)

Supplemental cash flow information:
Cash paid for interest	$33,037	$789
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	-	43,535
Shares received as proceeds for the sale of Skincare	-	728,550
Series B preferred shares issues to settle accrued bonus liability	-	150,000
Consideration payable settled through termination of the agreement	-	894,151
Common stock issued to settle a portion of the ELOC	9,725,795	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

(Unaudited - Expressed in United States dollars)

1.	Organization and nature of operations

PMGC Holdings Inc. (formerly Elevai Labs Inc.) (“PMGC”) was incorporated under the laws of the State of Delaware on June 9, 2020. During 2024, PMGC completed a reorganization that included a name change and redomiciling from Delaware to Nevada. PMGC and its 100% owned subsidiaries, PMGC Research Inc. (formerly Elevai Research Inc) (“PMGC Research”), PMGC Impasse Corp (formerly Elevai Skincare Inc.), Northstrive Biosciences Inc. (formerly Elevai Biosciences, Inc), “Northstrive Biosciences”, PMGC Capital LLC (“Pacific Capital”), Pacific Sun Packaging Inc. (“Pacific Sun”), AGA Precision Systems LLC (“AGA”), ELAB Opportunity Holdings LLC (“ELAB Opportunity”) and SVM Machining Inc.(“SVM”), are collectively referred to in these consolidated financial statements as “the Company.”

As part of its diversification and growth strategy, the Company completed the following acquisition during the three months ended March 31, 2026:

●	On February 2, 2026, the Company completed the acquisition of SVM Machining, Inc., a California-based precision machining and aerospace manufacturing company (Note 5).

PMGC currently manages and operates a diverse portfolio of wholly owned subsidiaries:

●	Northstrive BioSciences Inc. – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	ELAB Opportunity - a wholly owned Utah subsidiary which was formed to facilitate and hold assets related to the Company’s secured pre-paid purchase and financing collateral arrangements. ELAB Opportunity supports the Company’s strategic financing structure and related treasury activities.

●	Pacific Sun. - a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

●	SVM. - a California-based precision machining and aerospace manufacturing company specializing in high-precision components and complex machining solutions for aerospace, defense, and industrial applications. SVM enhances PMGC’s advanced manufacturing capabilities and expands the Company’s footprint in the aerospace and defense sectors.

●	NorthStrive Defense Tech LLC - a wholly owned subsidiary focused on defense technology, including drone technology, autonomous systems, and next-generation unmanned defense solutions. NorthStrive Defense Tech was formed to identify, acquire, license, and commercialize advanced defense technologies (Note 21).

2.	Going Concern

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

As of March 31, 2026, and December 31, 2025, the Company had a net working capital of $5,088,853 and $2,928,959, respectively, and has an accumulated deficit of $25,984,699 and $21,017,440, respectively. Furthermore, for the three months ended March 31, 2026, and 2025, the Company incurred a net loss of $4,967,259 and $1,608,455, respectively and used $2,979,595 and $1,347,416, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2025, and 2024. The results of operations for the three ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Impasse, Northstrive BioSciences, PMGC Capital, ELAB Opportunity, Pacific Sun, AGA and SVM. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

There have been no material changes to the Company’s significant accounting policies as disclosed in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

New Accounting Standards

Recently Adopted Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40), which requires enhanced disclosures of nature and composition of certain expense captions presented in the income statement, including inventory purchases, employee compensation, depreciation, and other significant expenses. The Company adopted this guidance during the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements but resulted in additional disclosures in the notes to the consolidated financial statements.

Recently Issued Accounting Standards

The Company assesses the adoption impacts of recently issued, but not yet effective, accounting standards by the Financial Accounting Standards Board on the Company's unaudited condensed consolidated financial statements.

There are no recently issued accounting standards which may have effect on the Company’s unaudited condensed consolidated financial statements.

4.	Assets and liabilities held for sale and Discontinued operations

Pursuant to an Asset Purchase Agreement with an unrelated third party, dated December 31, 2024, the Company agreed to sell its skincare business for (i) 1,267,040 shares of common stock of the buyer, having a market value of $728,550 at the closing of the agreement; (ii) buyer’s assumption of certain liabilities; and, (iii) $56,525 in cash, to be paid upon the sale of specified inventory existing as of the Closing.

Following the closing, which occurred on January 16, 2025 (the “Closing” or “Closing Date”), buyer will pay additional earn-out consideration for the sale, if and when payable: (a) buyer will pay, for each year ending on the anniversary of the Closing Date during the five-year period following the Closing, an amount, if any, equal to 5% of the sales generated during such year from the existing products as of the Closing; and (b) buyer will pay a one-time payment of $500,000 if buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the Closing on or before the 24-month anniversary of the Closing Date.

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	March 31, 2026	March 31, 2025
Revenue	$-	$152,381
Cost of goods sold	-	30,530
Gross profit	$-	$121,851

Expenses
Depreciation	-	517
Marketing and promotion	-	6,924
Consulting fees	-	-
Office and administrative	-	47,214
Professional fees	-	50,460
Investor relations	-	-
Research and development	-	16,921
Foreign exchange (gain) loss	-	1,875
Travel and entertainment	-	10,726
Total expenses	$-	$134,637

Other income	19,501	24,818
Interest expense	-	-
Loss on the sale of Skincare	-	(39,676)

Income (loss) from discontinued operations	$19,501	$(27,644)

The Company recorded a loss on sale of discontinued operations of $39,676. The proceeds on sale, which was the fair value of the buyer shares received on Closing, amounted to $728,550, and the carrying amounts of the net assets and liabilities sold amounted to $768,226.

The following represents the cash flows from operating and investing activities of discontinued operations for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Cashflows used in operating activities	$-	$(191,902)
Cashflows used in investing activities	-	-

5.	Business combinations

Pacific Sun Packaging Inc.

On July 7, 2025, the Company completed the acquisition of 100% of the outstanding shares of Pacific Sun Packaging Inc. (“Pacific Sun”). The acquisition was accounted for under ASC 805, Business Combinations. Refer to Note 5 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further details of the acquisition and related purchase price allocation.

The acquisition included contingent consideration with a maximum potential payment of $250,000, which was recognized at fair value as of the acquisition date and is classified as a liability. The fair value was initially estimated using a probability-weighted discounted cash flow approach.

The contingent consideration was recognized at fair value as of the acquisition date and is classified as a liability. The fair value was estimated using a probability-weighted discounted cash flow approach, incorporating management’s revenue projections and an estimated discount rate of approximately 11%.

As of March 31, 2026, the estimated fair value of the contingent consideration liability was $211,626. The Company remeasures the contingent consideration liability at each reporting date. Changes in the liability due to the passage of time are recognized as accretion expense, while other changes in fair value, if any, are recognized in earnings. For the three months ended March 31, 2026, the Company recognized accretion expense of $5,376.

AGA

On July 18, 2025, the Company acquired 100 percent of the membership interests of AGA. The acquisition was accounted for under ASC 805. Refer to Note 5 in the Form 10-K for the year ended December 31, 2025 for further details of the acquisition and related purchase price allocation.

Indarg Engineering, Inc.

On October 26, 2025, AGA acquired substantially all of the operating assets of Indarg Engineering, Inc. The transaction was accounted for as a business combination under ASC 805. Refer to Note 5 in the Form 10-K for the year ended December 31, 2025 for further details, including the purchase price allocation.

As part of the acquisition, the Company issued a promissory note with a principal amount of $170,000, bearing interest at 8% per annum and payable in equal quarterly installments over a two-year term. As of March 31, 2026, the outstanding principal balance of the promissory note was $148,750 (December 31, 2025 - $170,000). The promissory note is classified as current and non-current liabilities on the consolidated balance sheets based on its contractual maturities. For the three months ended March 31, 2026, the Company recognized interest expense of $3,428 related to the promissory note. During the three months ended March 31, 2026, the Company made principal repayments of $21,250 under the promissory note.

SVM

On February 2, 2026, the Company completed the acquisition of 100% of the outstanding common stock of SVM. As consideration for the acquisition, the Company paid cash of $2,000,000, recognized an indemnification holdback of $250,000, included a cash balance component of $130,000, recorded a net working capital adjustment of $69,148, and recognized contingent consideration with an acquisition-date fair value of $555,000. Total consideration was $3,004,148.

The contingent consideration is based on SVM’s 2026 revenue performance and has a maximum payout of $1,250,000. The contingent consideration was recognized at fair value as of the acquisition date and is classified as a liability. The fair value was estimated using a probability-weighted discounted cash flow approach based on projected revenue outcomes and a risk-adjusted discount rate of 14%. The liability will be remeasured at each reporting date, with changes in fair value recognized in earnings.

The following table summarizes the fair value of consideration transferred and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Cash	$2,000,000
Target cash balance delivered with the company	130,000
Working capital adjustment	69,148
Indemnification holdback	250,000
Earnout payable	555,000
Total consideration	$3,004,148

Net assets (liabilities) acquired of the Company:
Cash	$179,239
Receivables, net	323,800
Inventory	43,890
Property and equipment	637,000
Intangible - customer relationships	252,000
Intangible – brand name	131,000
Intangible- backlog	127,000
Intangible- intellectual properties and certifications	487,000
Accounts payable and accrued liabilities	(56,747)
Total net assets (liabilities)	$2,124,182

Goodwill	$879,966

Goodwill recognized primarily reflects expected synergies from integrating SVM’s operations and workforce and is not expected to be deductible for tax purposes. The results of SVM’s operations are included in the consolidated financial statements beginning February 2, 2026.

6.	Receivables

As of March 31, 2026, and December 31, 2025, receivables consisted of trade receivables of $428,106 and $245,423, respectively. As of March 31, 2026, and December 31, 2025, the Company wrote off $1,567 and $55,380, respectively, of trade receivables deemed uncollectible. The remaining balance is considered collectible and therefore no further allowance for credit loss is deemed necessary.

7.	Prepaids and Deposits

As of March 31, 2026, and December 31, 2025, prepaid and deposits consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid expenses	$379,728	$363,314
Deposits	122,807	97,925
	$502,535	$461,239

8.	Inventory

As of March 31, 2026, and December 31, 2025, inventory consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$107,562	$85,098
Work in progress	83,849	-
Raw materials	62,147	10,000
	$253,558	$95,098

Cost of inventory recognized as expense in cost of sales for the three months ended March 31, 2026 and 2025, totaled $415,383 and $nil, respectively. As at March 31, 2026 and December 31, 2025, the Company recorded an allowance for inventory of $nil.

9.	Investment in securities

The Company’s investments consist of publicly traded equity securities, warrants and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the three months ended March 31, 2026:

	Public Company Investments	Private Company Investment	Convertible Debenture and Warrants	Total
Balance, December 31, 2025	$398,943	125,000	48,111	572,054
Purchases	$1,435,393	-	-	1,435,393
Proceeds on sale	(1,334,780)	-	-	(1,334,780)
Warrant exercise	48,111	-	(48,111)	-
Realized gain	23,151	-	-	23,151
Unrealized gain	37,587	-	-	37,587
Balance, March 31, 2026	$608,405	125,000	-	733,405

The Company accounts for investments in warrants as equity securities in accordance with ASC 321, Investments—Equity Securities, and measures such investments at fair value, with changes in fair value recognized in earnings.

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, in accordance with the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”). which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

●	Level 1: Quoted prices in active markets for identical assets or liabilities.

●	Level 2: Observable inputs other than Level 1, either directly or indirectly.

●	Level 3: Unobservable inputs, used when observable inputs are not available.

The Company measures certain financial instruments at fair value on a recurring basis. When observable market data is available, such inputs are used to measure fair value. When observable inputs are not available, the Company applies valuation techniques which require management to develop significant estimates and assumptions.

Certain non-financial assets, including goodwill, intangible assets and long-lived assets, are measured at fair value on a non-recurring basis when indicators of impairment exist.

March 31, 2026	Level 1	Level 2	Level 3	Total
Equity securities	$608,405	–	–	608,405
Warrants	–	–	–	–
Total	$608,405	–	–	608,405

December 31, 2025	Level 1	Level 2	Level 3	Total
Equity securities	$398,943	–	–	398,943
Warrants	–	48,111	–	48,111
Total	$398,943	48,111	–	447,054

10.	Property, plant and equipment

	Computers	Machinery & Equipment	Furniture and office equipment	Leasehold improvement	Total

Cost
Balance, December 31, 2025	$43,626	791,828	$55,578	48,020	939,052
Business combinations	-	637,000	-	-	637,000
Additions	-	393,114	2,734	-	395,848
Disposal		(100,000)			(100,000)
Balance, March 31, 2026	$43,626	1,721,942	58,312	48,020	1,871,900

Accumulated depreciation
Balance, December 31, 2025	$6,534	40,746	2,740	3,512	53,532
Depreciation	3,409	68,246	3,383	3,050	78,088
Disposal	-	(10,954)	-	-	(10,955)
Balance, March 31, 2026	$9,943	98,038	6,123	6,562	120,666

Net book value
December 31, 2025	$37,092	751,082	52,838	44,508	885,520
March 31, 2026	$33,683	1,623,904	52,189	41,458	1,751,234

11.	Intangible assets, net

	License # 2 (IPR&D asset)	Customer relationship	Brand	Backlog	Intellectual properties &certifications	Total
Cost:
Balance, December 31, 2025	$2,072,632	682,300	150,000	29,000	-	2,933,932
Additions	15,000	-	-	-	-	15,000
Business combinations	-	252,000	131,000	127,000	487,000	997,000
Balance, March 31, 2026	$2,087,632	934,300	281,000	156,000	487,000	3,945,932

Accumulated amortization:
Balance, December 31, 2025	$-	16,946	14,568	10,021	-	41,535
Amortization	-	20,553	9,546	55,124	18,553	103,776
Balance, March 31, 2026	$-	37,499	24,114	65,145	18,553	145,311

Net book value:
December 31,2025	$2,072,632	665,354	135,432	18,979	-	2,892,397
March 31, 2026	2,087,632	896,801	256,886	90,855	468,447	3,800,621

License #2:

On March 24, 2026, the Company entered into a third amendment to an existing license agreement related to License #2. The third amendment to the license agreement revised certain development milestone timelines and milestone payment provisions associated with the licensed products in the human health field. Key changes included clarification that, with respect to the licensed product BLS-M22, the Company may initiate a Phase 2 clinical trial without first initiating a Phase 1 clinical trial, subject to providing supporting scientific, preclinical, or regulatory documentation reasonably acceptable to the licensor. The third amendment further clarified that, if Phase 1 clinical trials are bypassed for BLS-M22, the milestone payment associated with initiation of a Phase 1 clinical trial would become payable concurrently with the milestone payment due upon initiation of a Phase 2 clinical trial. In connection with the third amendment, the Company agreed to pay a one-time, non-creditable and non-refundable amendment fee of $15,000.

12.	Equipment financing

In October 2025, the Company’s subsidiary, AGA, entered into an equipment finance agreement with U.S. Bank Equipment Finance to finance the purchase of certain manufacturing equipment and the equipment is pledged as collateral under the financing arrangement.

The total cost of the financed equipment was approximately $651,754, including sales tax. In connection with the purchase, the Company traded in existing machinery and financed $353,468 of the purchase price. (Note 10). The remaining portion of the equipment cost was paid during the year 2025.

Monthly payments for the equipment financing loan are $8,502 and the stated effective annual interest rate is approximately 7.23%.

As of March 31, 2026, the outstanding principal balance under the equipment financing loan was $340,419. Interest expense recognized for the three months ended March 31, 2026 was $3,955.

13.	Operating Leases

The Company’s subsidiaries, AGA, Pacific Sun and SVM, entered into non-cancelable operating leases for the office and warehouse spaces occupied to operate its business.

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

The SVM lease commenced on February 2, 2026, and the Company committed to monthly base lease payments of $25,000 through January 31, 2028. The lease includes two one-year renewal options which management determined are reasonably certain to be exercised; accordingly, the lease term was determined to be 48 months for accounting purposes. Monthly base rent increases by 5% annually. The Company is also responsible for its proportionate share of property operating expenses, including common area maintenance, utilities, insurance and real property taxes, which are currently approximately $3,957 per month.

The Company used a discount rate of 8%, as the incremental cost of borrowing, to calculate the present value of the future lease payments and the resulting operating lease liabilities and right-of-use assets.

The Company recognized a total lease cost related to its non-cancelable operating leases of $309,579 for the three months ended March 31, 2026, included in office and administrative expenses.

The Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases in accordance with ASC 842, Leases. ROU assets represent the Company’s right to use underlying leased assets over the lease term and are initially measured at the amount of the lease liability, adjusted for initial direct costs, prepaid lease payments, and lease incentives.

As of March 31, 2026, the Company’s operating lease ROU assets had a carrying value of $2,237,136. During the three months ended March 31, 2026, additions to ROU assets were $1,111,015, primarily related to SVM’s new lease. Amortization of ROU assets for three months ended March 31, 2026 was approximately $236,162, which is included in operating expenses, primarily within office and administrative. The Company’s ROU assets relate primarily to office and warehouse facilities used in its operations.

As of March 31, 2026 and December 31, 2025, the Company recorded a security deposit of $106,757 and $81,757, associated with these operating leases.

Future minimum lease payments under the Company’s operating leases that have an initial non-cancelable lease term in excess of one year at March 31, 2026, are as follows:

As at March 31, 2026	Lease payments ($)
2026	478,520
2027	662,146
2028	687,902
2029	638,385
2030 and thereafter	129,093
Total future payments	$2,596,046
Less: imputed interest	(363,709)
Operating lease liabilities	$2,232,337

Operating lease liabilities-current	$493,426
Operating lease liabilities- non-current	$1,738,911

14.	Convertible debt under ELOC Agreement

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

On January 7, 2026, the Company consummated the second pre-paid purchase under the equity line of credit with a principal amount of $3,278,700, bearing interest at 8.5% per annum and maturing three years from issuance. The instrument included an original-issue discount of $278,700; the purchase price under the instrument was $3,000,000. The Company received net cash proceeds of approximately $2,732,704 after placement agent fees and legal fees.

On January 12, 2026, the Company consummated the third pre-paid purchase under the equity line of credit with a principal amount of $5,464,500, bearing interest at 8.5% per annum and maturing three years from issuance. The instrument included an original-issue discount of $464,500; the purchase price under the instrument was $5,000,000. The Company received net cash proceeds of approximately $4,562,840 after placement agent fees.

On February 6, 2026, the Company consummated the fourth pre-paid purchase under the equity line of credit with a principal amount of $8,147,570, bearing interest at 8.5% per annum and maturing three years from issuance. The instrument included an original-issue discount of $692,570; the purchase price under the instrument was $7,455,000. The Company received net cash proceeds of $6,798,193 after placement agent fees and legal fees.

Under each of the second, third and fourth pre-paid purchases, the principal and accrued interest may be settled through the issuance of common shares at the option of the investor, in whole or in part, at a price equal to 88% of the lowest daily VWAP during the 10 trading days preceding the applicable measurement date, subject to a 9.99% beneficial ownership limitation. After giving effect to the Company’s March 10, 2026 reverse stock split, the floor prices are $6.744, $6.30 and $1.92 per share for the second, third and fourth pre-paid purchases, respectively. If the calculated price is below the applicable floor price, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

The Company is accounting for the convertible debt host contract under ASC 470-20, Debt with Conversion and Other Options, at amortized cost and has determined that the conversion option meets the definition of an embedded derivative liability which is separately accounted for at fair value in accordance with ASC 815-15, Derivatives and Hedging — Embedded Derivatives (Note 15).

In January 2026, the Company settled the remaining outstanding principal of $2,078,294 for the first pre-paid purchase through the issuance of 67,735 shares of common stock pursuant to the ELOC arrangement. In connection with this settlement, the Company derecognized its remaining convertible debt host liability of $1,261,619 and the related derivative liability of $312,586 associated with the conversion feature, with the total amount recorded to common stock and additional paid-in capital.

During the three months ended March 31, 2026, the Company settled portions of the outstanding balances under Secured Pre-Paid Purchases #2, #3 and #4 through the issuance of common stock pursuant to purchase notices delivered by the investor. After giving effect to the Company’s March 10, 2026 reverse stock split, the Company issued an aggregate of 1,788,341 shares of common stock in connection with these settlements. The Company derecognized $6,478,445 of the convertible debt host liabilities and $1,673,145 of the related derivative liabilities, with $8,151,590 recorded to common stock and additional paid-in capital.

During the three months ended March 31, 2026, the Company recorded interest expense and accretion expense of $450,905 related to Secured Pre-Paid Purchases #2, #3 and #4, consisting of $181,151 of interest expense and $269,754 of accretion expense. The remaining balances of the convertible debt host liabilities continue to be accounted for at amortized cost, and the related derivative liabilities continue to be remeasured at fair value at each reporting date.

A continuity of the amortized cost of the convertible debt host contract is as follows:

Convertible debt
Balance, January 1, 2026	$1,254,479
Principal	16,890,768
Fair value of embedded derivative liability	(3,392,520)
Allocation of original issue discount and issuance cost (1)	(2,235,109)
Accretion	273,656
Interest expense	184,390
Repayment through common stock	(7,740,064)
Balance, March 31, 2026	$5,235,600

(1)	Total original issuance discount and issuance cost amounted to $2,797,031, of which $2,235,109 were allocated to the amortized cost of the convertible debt and $561,922 were allocated to the derivative liability and recorded as finance cost in the statement of operations.

15.	Derivative liabilities

Liability classified stock purchase warrants

As of March 31, 2026, the following liability classified stock purchase warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
5	April 27, 2027	236,619.42
1	November 21, 2028	470,400
6		275,582.86

As of March 31, 2026 and December 31, 2025, the weighted average life of derivative liability classified stock purchase warrants outstanding was 1.34 and 1.66 years, respectively.

Embedded derivative liabilities

The Company determined that the conversion features embedded in the secured pre-paid purchase instruments issued in connection with the ELOC arrangement were required to be separated from the convertible debt host contracts and accounted for as derivative liabilities. The derivative liabilities were initially recognized at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statement of operations.

During the three months ended March 31, 2026, the Company recognized additional derivative liabilities of $3,392,520 upon issuance of Secured Pre-Paid Purchases #2, #3 and #4. In connection with share settlements during the period, the Company derecognized $1,985,731 of derivative liabilities, with the corresponding amounts recorded to common stock and additional paid-in capital. The derivative liabilities were remeasured at fair value as of March 31, 2026 using a binomial option pricing model. The net change in fair value recognized in the condensed consolidated statement of operations for the three months ended March 31, 2026 was $681,126.

The following table summarizes the activity in the Company’s embedded derivative liabilities during the three months ended March 31, 2026:

Amount
Balance, January 1, 2026	$418,412
Addition	3,392,520
Change in fair value	681,126
Derecognition upon settlement of convertible debt	(1,985,731)
Balance, March 31, 2026	$2,506,327

16.	Equity

Common Stock

Authorized

As of March 31, 2026, and December 31, 2025, the Company had 83,333,334 authorized shares of common stock, par value $0.0001.

Issued and outstanding

As of March 31, 2026, and December 31, 2025, the Company had 1,936,771 and 80,699 shares of common stock issued and outstanding, respectively.

Transactions during the three months ended March 31, 2026

During the three months ended March 31, 2026, the Company issued an aggregate of 1,856,076 shares of common stock in settlement of amounts outstanding under its ELOC arrangement (Note 14). The shares were issued in multiple tranches between January 2, 2026 and March 31, 2026 pursuant to purchase notices delivered under the ELOC Agreement. The shares issued settled outstanding principal of $10,686,305 and accrued interest of $184,389.

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

On February 2, 2025, the Company issued six (6) shares of common stock to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased one (1) share of common stock each from two existing shareholders for total consideration of approximately $52. The shares were retired upon repurchase.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase one (1) share of common stock and a warrant to purchase one (1) share of common stock at an exercise price of $352,800 per share. The total consideration paid in the transaction was $127. The repurchased share and warrants were retired and cancelled. The transaction was initiated by the existing investor.

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

Preferred Stock

Authorized

As of March 31, 2026, and December 31, 2025, the Company had 500,000,000 of all preferred stock authorized, respectively, each having a par value of $0.0001 per stock. Of this amount, 300,000,000 were designated as series B preferred stock, which are not publicly traded and not convertible into shares of common stock (“Series B Preferred Stock”) as of March 31, 2026 and December 31, 2025, respectively.

Issued and outstanding

As at March 31, 2026, and December 31, 2025, the Company had 6,372,874 Series B Preferred Stock issued and outstanding.

Transactions during the three months ended March 31, 2026, and 2025

On March 26, 2025, at a special meeting of the shareholders, the shareholders approved the issuance of 3,036,437 shares of Series B Preferred Stock to GB Capital Ltd. as a signing bonus pursuant to that certain Second Amended GB Capital Consulting Agreement dated October 25, 2024, as amended; and 3,336,437 shares of Series B Preferred Stock to Northstrive Companies Inc. as a signing bonus pursuant to that certain Second Amended Northstrive Companies Consulting Agreement dated October 25, 2024, as amended (6,372,874 total Series B Preferred Stock).  These bonuses, in the amount of $150,000, were accrued and included in due to related parties as of December 31, 2024.

Equity Warrants

Transactions during the three months ended March 31, 2026.

There was no equity warrants activity during the three months ended March 31, 2026.

Transactions during the three months ended March 31, 2025.

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

As noted above, on March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase one (1) share of common stock and a warrant to purchase 1 share of common stock at an exercise price of $352,800 per share for a nominal amount.

On March 24, 2025, the Company consummated a registered direct offering with institutional investors, issuing 1,538 shares of common stock and 1,969 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.0084 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

As of March 31, 2026, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
2	August 28, 2026	352,800
1	March 12, 2027	352,800
12	March 24, 2028	39,504
9,855	August 25, 2030	158.88
9,870		300.96

As of March 31, 2026, and December 31, 2025, the weighted average life of equity warrants outstanding was 4.40 and 4.65 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2025 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of March 31, 2026 and December 31, 2025, the aggregate number of shares allocated and made available for issuance pursuant to stock options granted under the Plan shall not exceed 7,752 shares. The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the three-month ended March 31, 2026

There was no stock option activity during the three months ended March 31, 2026.

Transactions during the three-month ended March 31, 2025

There was no stock option activity during the three months ended March 31, 2025.

The continuity of stock options for the three months ended March 31, 2026, and December 31, 2025, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2025	6	265,384
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2026	6	265,384

As of March 31, 2026, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
2	2	08-Feb-31	70,560
1	1	30-Sep-32	157,584
1	1	30-Sep-32	588,000
1	1	1-May-33	588,000
1	1	5-Mar-34	117,600
6	6		265,384

As of March 31, 2026, and December 31, 2025, the weighted average life of stock options outstanding was 5.75 years and 5.98 years, respectively.

17.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive, non-employee Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, Non-employee CFO, CEO and Director

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

●	Mystic Marine Advisors, controlled by Jeffrey Parry

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Consulting fees	$177,600	$147,700
Management fees	83,107	-
Director fees	41,640	-
Bonus	1,032,415	300,000
Salaries	-	26,228
Share-based compensation	8,216	20,774
	$1,342,978	$494,702

During the three months ended March 31, 2026:

The Company incurred consulting fees and contracted performance bonuses of $562,957 (March 31, 2025 - $215,500) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director.

The Company incurred consulting fees and contracted performance bonuses of $ $647,058 (March 31, 2025 - $232,200) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

The Company incurred director’s fees of $13,875 (March 31, 2025 – $13,875) to George Kovalyov, a director of the Company.

The Company incurred director’s fees of $13,890 (March 31, 2025 – $13,900) to Julie Daley, a director of the Company.

The Company incurred director’s fees of $13,875 (March 31, 2025 – $13,875) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

The Company incurred management fees of $37,961 (March 31, 2025 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director, under a Secondment Agreement for management services.

The Company incurred management fees of $45,146 (March 31, 2025 - $nil) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President, under a Secondment Agreement for management services.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a salary of $nil and $26,228 respectively during the three months ended March 31, 2026 and 2025.

During the three months ended March 31, 2026, and 2025, there are no stock options issued to related parties.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the three months ended March 31, 2026, and 2025 are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Grant date fair value
Braeden Lichti, Non-executive Chairman	$-	$11	$50,995
Graydon Bensler, CEO, CFO and Director	-	11	50,995
Jordan Plews, Former Director and former CEO of Skincare and BioSciences	-	11	50,995
Jeffrey Parry, Director	1,196	3,526	107,669
Julie Daley, Director	4,656	10,634	210,245
George Kovalyov, Director	2,364	6,580	52,845
	$8,216	$20,774	$1,049,898

As of March 31, 2026 and December 31, 2025, the Company had $660,941 and $642,925, respectively due to companies controlled by Braeden Lichti, of which $660,941 and $642,925 respectively is unsecured, non-interest bearing and are due on demand.

As of March 31, 2026, the Company had $511,248 (December 31, 2025 - $342,077) due to GB Capital Ltd. controlled by Graydon Bensler, CEO, CFO and Director.

As of March 31, 2026, the Company recorded accrued director fees payable to related parties of $46,640, including $13,890 payable to Julie Daley (December 31, 2025- $13,890), $18,875 (December 31, 2025- $18,875) payable to George Kovalyov and $13,875 payable to Mystic Marine Advisors LLC controlled by Jeffrey Parry. These balances are unsecured, non-interest bearing, and due on demand.

These amounts are unsecured, non-interest bearing and are due on demand.

18.	Commitments and Contingencies

There were no commitments as of March 31, 2026, and December 31, 2025, or during the periods then ended.

As of March 31, 2025, the Company had an ongoing dispute that arose in the normal course of business and mediation discussions are ongoing. It is not yet possible to predict the likelihood of an unfavorable outcome, or the amount or range of potential loss.

19.	Concentrations

Customers

For the three months ended March 31, 2026, the Company had 5 key customers that represented approximately 60% of the Company’s revenue. The Company recorded 13% of its revenue from its largest customer. The Company’s largest customer, representing $90,575 of revenue, relates to machining casting work performed for a customer during the period.

The three months Ended March 31, 2026
Customer 1	13%
Customer 2	12%
Customer 3	12%
Customer 4	12%
Customer 5	11%
60%

Suppliers

During the three months ended March 31, 2026, the Company had 2 key suppliers that represented approximately 43% of the cost incurred in the purchase of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred. (Suppliers are shown from largest to smallest):

The three months Ended March 31, 2026
Supplier 1	31%
Supplier 2	12%
43%

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

20.	Reportable Segments and Geographic Areas

The Company’s continuing operations consist of three reportable segments: (i) corporate, treasury and biosciences (ii) IT packaging solutions (iii) precision engineering and machining. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM).

The following is a summary of the Company’s operations for the three months ended March 31, 2026, and assets and liabilities as of March 31, 2026, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$132,024	$549,970	$681,994
Cost of sales	$-	$79,135	$372,385	$451,520
Gross profit	$-	$52,889	$177,585	$230,474

Expenses	$2,628,257	$122,192	$813,199	$3,563,648
Other income (expense)	$(1,603,506)	$-	$(50,080)	$(1,653,586)
Net loss from continuing operations	$(4,231,763)	$(69,303)	$(685,694)	$(4,986,760)

Current Assets	$8,711,106	$342,589	$7,332,892	$16,386,587
Non-current assets	$2,108,336	$11,262	$7,527,133	$9,646,731
Total Assets	$10,819,442	$353,851	$14,860,025	$26,033,318

Current liabilities	$9,565,963	$86,204	$1,645,567	$11,297,734
Non-current liabilities	$30,972	$62,123	$2,036,036	$2,129,131
Total Liabilities	$9,596,935	$148,327	$3,681,603	$13,426,865

Total Equity	$1,222,507	$205,524	$11,178,422	$12,606,453

All of the Company’s revenue is generated with customers located in the United States. The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, was located in Canada and provided limited operational support and research.

21.	Subsequent Events

Management has evaluated events subsequent to the year ended March 31, 2025, up to May 15, 2026, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On April 2, 2026, the Company announced the formation of a new wholly owned subsidiary, NorthStrive Defense Tech LLC (“NorthStrive Defense Tech”). NorthStrive Defense Tech was established to operate in the defense technology sector, with an initial focus on drone technology, autonomous systems, and next-generation unmanned defense solutions. The Company intends for NorthStrive Defense Tech to serve as a platform to identify, acquire, license, and commercialize advanced defense technologies through acquisitions, licensing arrangements, strategic partnerships, and other commercialization pathways. The Company expects to leverage its existing operating subsidiaries, including AGA Precision Systems LLC and SVM Machining, Inc., which operate within the aerospace, defense, and space sectors, to support potential commercialization opportunities.

On April 16, 2026, the Company entered into another securities purchase agreement with an investor establishing a $40.0 million equity line of credit through multiple pre-paid purchases of the Company’s common stock over a two-year commitment period. The agreement included an initial pre-paid purchase with an original principal amount of $10.73 million, including a 7% original issue discount and a $30,000 transaction expense amount, with expected net proceeds to the Company of approximately $9.7 million after deduction of placement agent fees, legal fees, and other transaction-related expenses. Subsequent pre-paid purchases under the facility will be subject to the terms and conditions of the agreement, including applicable original issue discount, interest, Nasdaq-related pricing floors, and shareholder approval requirements. The agreement also provides the investor with participation rights in certain future debt or equity financings and is secured by subsidiary equity interests, with certain wholly owned subsidiaries providing full guaranties.

During April 2026, the Company issued 2,251,309 shares of common stock under Secured Pre-Paid Purchase #4 of its equity line of credit arrangement. The shares were issued to settle $4,536,839 of the outstanding balance plus accrued interest.

In May 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of A&B Aerospace, Inc. (“A&B Aerospace”), a California-based precision machining and aerospace manufacturing company specializing in high-tolerance parts and assemblies for the aerospace and defense industries. The acquisition was completed pursuant to a stock purchase agreement under which the Company acquired A&B Aerospace on a cash-free, debt-free basis for a base purchase price of approximately $4.5 million in cash, consisting of approximately $4.275 million paid at closing and a $225,000 indemnification holdback. The purchase price is subject to customary post-closing adjustments, including adjustments related to cash balances and net working capital. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. As of the date these condensed consolidated financial statements were issued, the Company had not completed its preliminary purchase price allocation, including the determination of the fair values of assets acquired and liabilities assumed. Accordingly, the Company is unable to disclose the preliminary allocation of consideration transferred to the acquired assets and liabilities at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this Quarterly Report and the audited consolidated financial statements and the other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 30, 2026.

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

Organization and Overview of Operations

PMGC currently manages and operates a diverse portfolio of wholly owned subsidiaries:

●	Northstrive BioSciences Inc. (“Northstrive Bio – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital LLC – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	ELAB Opportunity Holdings LLC - a wholly owned Utah subsidiary - was formed to facilitate and hold assets related to the Company’s secured pre-paid purchase and financing collateral arrangements. ELAB Opportunity supports the Company’s strategic financing structure and related treasury activities.

●	Pacific Sun Packaging Inc. (“Pacific Sun”) - a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC.- (“AGA”) - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

●	SVM Machining, Inc. (“SVM”) - a California-based precision machining and aerospace manufacturing company specializing in high-precision components and complex machining solutions for aerospace, defense, and industrial applications. SVM enhances PMGC’s advanced manufacturing capabilities and expands the Company’s footprint in the aerospace and defense sectors.

SVM was acquired by the Company on February 2, 2026. Subsequently on April 2, 2026, the Company announced the formation of a new wholly owned subsidiary, NorthStrive Defense Tech LLC (“NorthStrive Defense Tech”). NorthStrive Defense Tech was established to operate in the defense technology sector, with an initial focus on drone technology, autonomous systems, and next-generation unmanned defense solutions.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences’s clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”)

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025.

The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change
Revenue	$681,994	$-	$681,994
Cost of goods sold	$451,520	$-	$451,520
Gross margin	$230,474	$-	$230,474
Consulting Fees	$1,210,015	$547,557	$662,458
Office and Administration	$1,381,736	$209,031	$1,172,705
Professional Fees	$592,023	$266,468	$325,555
Investor Relations	$16,133	$69,950	$(53,817)
Research and Development	$47,061	$32,433	$14,628
Total operating expenses	$3,563,648	$1,201,724	$2,361,924
Other income (expense)[1]	$(1,653,586)	$(379,087)	$(1,274,499)
Net loss from continuing operation	$(4,986,760)	$(1,580,811)	$(3,405,949)
Basic and dilutive loss per common share- continuing operations	$(11.219)	$(243.764)	$232.546
Weighted average number of shares outstanding – basic and diluted	444,506	6,485

[1]	Other expenses relate to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investment, realized loss on sale of investments, fair value change on derivative liabilities, and loss on disposal of PP&E

Revenue

Revenue for the three months ended March 31, 2026, was $681,994 as compared to $nil for the three months ended March 31, 2025, an increase of $681,994. Revenue was generated by the Company’s newly acquired subsidiaries.

Our revenue by category is as follows:

For the three months ended March 31, 2026
Pacific Sun – Sale of IT packaging	$132,024
AGA – Machine work	226,276
SVM-Machine work	323,694
Total Revenue	$681,994

Cost of Revenue

Cost of revenue for the three months ended March 31, 2026, was $451,520 as compared to $nil for the three months ended March 31, 2025

The increase in cost of revenue is directly attributed to the increase in sales during the three months ended March 31, 2026, compared to 2025. The following is a breakdown of the components of the cost of revenue:

For the three months ended March 31, 2026	Pacific Sun – Sale of IT packaging	AGA – Machine work	SVM-Machine work	Total
Cost of inventory	$46,595	$148,769	$220,019	$415,383
Sales commission	2,773	-	-	2,773
Assembly and manufacturing expense	4,114	-	-	4,114
Shipping and handling cost	25,653	164	3,433	29,250
Inventory write down and wastage	-	-	-	-
Total Cost of Revenue	$79,135	$148,933	$223,452	$451,520

Gross Profit

Gross profit for the three months ended March 31, 2026, was $230,474, as compared to $nil for the three months ended March 31, 2025, an increase of $230,474. This represents an overall gross margin percentage of 33.79% for the three months ended March 31, 2026, compared to $nil in 2025. The increase in gross profit and gross margin percentage was primarily attributable to the inclusion of revenues generated from the newly acquired subsidiaries.

The following is a breakdown of gross profit percentage by category:

For the three months ended March 31, 2026
Pacific Sun – Sale of IT packaging	40.06%
AGA – Machine work	34.18%
SVM-Machine work	30.97%
Overall Gross Profit Percentage	33.79%

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026, were $47,061 compared to $32,433 for the three months ended March 31, 2025, an increase of $14,628. Research and Development related to the Company’s spending on clinical validation studies. The increase in research and development is mainly driven by the company continuously working on the research project of EL-22 and the costs of the Type B pre-Investigational New Drug meeting with the U.S. Food and Drug Administration.

Office and Administrative Expenses

Office and administrative expenses for the three months ended March 31, 2026 were $1,381,736, compared to $209,031 for the three months ended March 31, 2025, an increase of $1,172,705. The increase was primarily due to higher office and administrative costs from increased business activity, financing initiatives, and the management of newly acquired businesses, as well as rent expense incurred by Pacific Sun, AGA, and SVM. This increase was partially offset by lower share-based compensation expense in the current period.

Consulting Fees

Consulting fees for the three months ended March 31, 2026 were $1,210,015, compared to $547,557 for the three months ended March 31, 2025, an increase of $662,458. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $1,032,415 (2025 – $300,000), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the three months ended March 31, 2026 were $592,023, compared to $266,468 for the three months ended March 31, 2025, an increase of $325,555. The increase was primarily due to higher legal, audit, accounting/tax, and acquisition-related professional service costs, including costs related to the SVM acquisition, financing activities, valuation services, staff placement, and business transition consulting.

Investor Relations

Investor relations expenses for the three months ended March 31, 2026 were $16,133, compared to $69,950 for the three months ended March 31, 2025, a decrease of $53,817. The decrease is primarily attributable to a decrease in public relations and media coverage expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other income (expense)

Other income (expense) for the three months ended March 31, 2026 was a net expense of $1,653,586, compared to a net expense of $379,087 for the three months ended March 31, 2025, an unfavorable variance of $1,274,499. The variance was primarily due to finance costs of $561,922 associated with the ELOC arrangement, fair value losses on derivative liabilities of $681,126, and higher interest expense of $474,170 related to the second, third, and fourth pre-paid purchase transactions under the ELOC arrangement. The unfavorable variance was partially offset by realized and unrealized gains on investments, higher interest income, and the absence of the prior-year realized loss on investments.

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

As of March 31, 2026, we had cash of $14,354,374 and as of December 31, 2025, we had cash of $5,402,333. The increase between December 31, 2025 and March 31, 2026 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities . As of March 31, 2026 and December 31, 2025, the Company had a net working capital of $5,088,853 and $2,928,959 , respectively, and has an accumulated deficit of $ 25,984,699 and $21,017,440, respectively. Furthermore, for the three months ended March 31, 2026, and 2025, the Company incurred a net loss of $4,967,259 and $1,608,455, respectively and used $2,979,595 and $1,347,416, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company believes it will have sufficient funds for at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements.

Our principal liquidity requirements are for working capital, capital expenditure and research and development. We fund our liquidity requirements primarily through cash on hand and the issuance of common and preferred stock.

The Company expects an improvement in liquidity and capital resources, including cash obtained from any sale of investment securities it currently owns. Cash flows used in discontinued operating and investing activities has been excluded from our analysis. The Company may be paid additional earn-out consideration in connection with the sale of its skincare business, consisting of potential payments for each year ending on the anniversary of the Closing Date during the five-year period thereafter, equal to 5% of the sales generated during each such year from the existing products as of the Closing and a one-time payment of $500,000 if the buyer achieves $500,000 in revenue from sales of the existing hair and scalp products as of the Closing Date, on or before the 24-month anniversary of the Closing Date. The Company plans to use the cash obtained from any sale of investment securities or earnout payment for working capital.

The following table provides selected financial data as of March 31, 2026, and December 31, 2025, respectively.

	March 31, 2026	December 31, 2025	Change
Current assets	$16,386,587	$6,871,255	$9,515,332
Current liabilities	$11,297,734	$3,942,296	$7,355,438
Working capital	$5,088,853	$2,928,959	$2,159,894

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Three Month Ended March 31, 2026	Three Month Ended March 31, 2025	Change
Cash used in operating activities	$(2,979,595)	$(1,155,514)	$(1,824,081)
Cash used in investing activities	$(2,483,609)	$(215,319)	$(2,268,290)
Cash provided by financing activities	$14,412,906	$2,943,185	$11,469,721

Cash Flow from Operating Activities

For the three months ended March 31, 2026, net cash flows used in operating activities was $2,979,595 compared to $1,155,514 used during the three months ended March 31, 2025, respectively. This difference in net cash flows between the respective fiscal periods is primarily due to net loss and timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities was $2,483,609, compared to $215,319 for the same period in 2025. The increase was primarily driven by the Company’s acquisition of SVM for cash consideration of $2,019,909, strategic investments in publicly traded companies of $1,435,393, and equipment purchases of $363,087, partially offset by cash proceeds of $1,334,780 from the sale of investments. In comparison, investing activities during the three months ended March 31, 2025 were limited, with no business acquisitions or significant investment activity.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $14,412,906, compared to $2,943,185 for the same period in 2025. The increase was primarily attributable to $14,093,737 in proceeds from the second, third, and fourth Pre-Paid Purchases under its ELOC with an investor. During the three months ended March 31, 2025, financing activities consisted primarily of $1,245,306 in proceeds, net of issuance cost, from the issuance of common stock and pre-funded warrants and $1,698,058 in proceeds, net of issuance cost, from the exercise of Series A warrants.

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

During the three months ended March 31, 2026 and 2025, the Company recorded $8,216 and ($58,838), respectively, in share-based compensation expense, of which $8,216 and $nil, and $20,762 and ($79,600), is included in office and administration and discontinued operations, respectively. Within discontinued operations for the three months ended March 31, 2026 and 2025, $nil and $nil, and ($73,768) and ($5,832), respectively, is included in office and administration and research and development, respectively.

Determining the appropriate fair value model and the related assumptions requires judgment. During the three months ended March 31, 2026 and the year ended 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Future Related Party Transactions

The Board of Directors is required to approve all related party transactions. All related party transactions are made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There have been no sales of unregistered equity securities which took place in the fiscal quarter beginning on January 1, 2026 to March 31, 2026 that we have not previously disclosed in a Current Report on Form 8-K filed with the SEC.

(b) Not applicable.

(c) There were no repurchases of our Common Stock in the fiscal quarter ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's registration statement on Form S-1 filed with the SEC on February 12, 2025).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's registration statement on Form S-1 filed with the SEC on February 12, 2025).
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed with the SEC on February 12, 2025).
3.4	Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 in the Form 8-K filed with the SEC on February 21, 2025).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 in the Form 8-K filed with the SEC on March 6, 2025).
3.6	Certificate of Amendment filed on August 28, 2025 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on September 4, 2025 and incorporated herein by reference).
3.7	Certificate of Amendment filed on September 15, 2025 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on September 17, 2025 and incorporated herein by reference).
3.8	Certificate of Amendment filed on January 6, 2026 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on January 6, 2026 and incorporated herein by reference).
3.9	Certificate of Amendment filed on March 4, 2026 (included as Exhibit 3.1 in the Form 8-K filed with the SEC on March 10, 2026 and incorporated herein by reference).
10.1	Form of Pre-Paid Purchase # 2 (incorporated by reference to the Exhibit 10.1 in the Form 8-K filed with the SEC on January 12, 2026).
10.2	Form of Pre-Paid Purchase # 3 (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on January 20, 2026).
10.3*+	Stock Purchase Agreement dated February 2, 2026, by and between the Company, SVM Machining, Inc., and selling stockholder of SVM Machining, Inc. dated as of February 2, 2026 (included as Exhibit 10.1 in the Form 8-K filed with the SEC on February 6, 2026).
10.4+	License Agreement between Northstrive Biosciences Inc. and Modulant Biosciences LLC dated February 4, 2026 (incorporated by reference to the Exhibit 10.1 in the Form 8-K filed with the SEC on February 10, 2026).
10.5	Form of Pre-Paid Purchase # 4 (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on March 3, 2026).
10.4+	Third Amendment to License Agreement between Northstrive Biosciences Inc. and MOA Life Plus Co., Ltd (incorporated by reference to Exhibit 10.1 in the Form 8-K filed with the SEC on March 27, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.
*	The schedules, exhibits or similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules, exhibits, or similar attachments to the SEC upon request. Certain portions of this exhibit have been redacted.
+	Portions of this exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: May 15, 2026	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)