Form 10-Q
period 2026-06-30
PMGC Holdings Inc.
filed 2026-08-14
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

As of August 14, 2026, there were 8,095,793 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

We have based these forward-looking statements on our current expectations about future events on information that is available as of the date of this Quarterly Report, and any forward-looking statements made by us speak only as of the date on which they are made. While we believe these expectations are reasonable, such forward-looking statements are inherently subject to risks and uncertainties, many of which are beyond our control. Our actual future results may differ materially from those discussed or implied in our forward-looking statements for various reasons, including, our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; our capital needs, and the competitive environment of our business. Additional factors that could contribute to such differences include, but are not limited to:

●	general economic and business conditions, including changes in interest rates;

●	prices of other competitive products, costs associated with research and development of our products and other economic conditions;

●	the effect of an outbreak of disease or similar public health threat, such as any future outbreak of COVID-19 on our business (natural phenomena, including the lingering effects of the COVID-19 pandemic);

●	the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, and our ability to maintain or broaden our business relationships and develop new relationships with strategic alliances, suppliers, customers, distributors or otherwise;

●	breaches in data security, failure of information security systems, cyber-attacks or other security or privacy-related incidents affecting us or our suppliers;

●	the ability of our information technology systems or information security systems to operate effectively;

●	actions by government authorities, including changes in government regulation;

●	uncertainties associated with legal proceedings;

●	changes in the size of the medical aesthetics, cosmetics and biotechnology market;

●	future decisions by management in response to changing conditions;

●	disruption of supply or shortage of raw materials;

●	the unavailability, reduction or elimination of government and economic incentives;

●	failure to manage future growth effectively; and

●	the other risks and uncertainties detailed from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including, but not limited to, those described under “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 (the “Form 10-K”).

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

ii

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Financial Statements of

PMGC Holdings Inc.

For the six months ended June 30, 2026, and 2025

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc.

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollars)

As of:	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$18,141,758	$5,402,333
Receivables, net	421,859	245,423
Other receivables	181,628	95,108
Prepaids and deposits	504,599	461,239
Inventory	932,508	95,098
Investment in securities- current	650,598	572,054
Total Current Assets	20,832,950	6,871,255

Operating lease right-of-use-assets	4,800,629	1,241,527
Property and equipment, net	1,901,625	885,520
Intangibles, net	5,993,815	2,892,397
Goodwill	3,035,477	977,774
TOTAL ASSETS	$36,564,496	$12,868,473
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,272,099	$697,633
Due to related parties	1,757,523	1,032,895
Current portion of consideration payable	1,785,277	206,250
Current portion of operating lease liability	647,472	247,627
Current portion of equipment financing payable	46,751	-
Derivative liabilities	743,942	418,412
Current portion of promissory notes payable	-	85,000
Convertible debt	9,075,483	1,254,479
Total Current Liabilities	15,328,547	3,942,296

Promissory notes payable	-	85,000
Operating lease liability	4,193,830	972,843
Equipment financing payable	274,248	-
Deferred tax liabilities	30,972	30,972
TOTAL LIABILITIES	$19,827,597	$5,031,111
Commitments and Contingencies
EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and 6,372,874 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	637	637
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 6,153,780 and 80,699 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively (1)	615	8
Additional paid-in capital	45,661,728	28,856,496
Accumulated other comprehensive income	-	(2,339)
Accumulated deficit	(28,926,081)	(21,017,440)
TOTAL EQUITY	16,736,899	7,837,362
TOTAL LIABILITIES AND EQUITY	$36,564,496	$12,868,473

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months and six months ended June 30, 2026 and June 30, 2025

(Unaudited - Expressed in United States dollars)

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025

Revenue	$1,306,610	-	1,988,604	-
Total revenue	1,306,610	-	1,988,604	-

Cost of Goods Sold	920,919	-	1,372,439	-
Gross margin	$385,691	-	616,165	-

Operating expenses
Bad debt expense	-	-	1,567	-
Depreciation and amortization	281,237	20	440,681	1,105
Marketing and promotion	25,403	82,329	59,767	117,923
Consulting fees	1,225,200	198,345	2,435,215	745,902
Office and administrative	1,605,320	319,839	2,987,056	528,870
Professional fees	552,556	284,175	1,144,579	550,643
Investor relations	29,265	46,827	45,398	116,777
Research and development	310,219	66,675	357,280	99,108
Repairs and maintenance	111,233	-	112,647	-
Foreign exchange (gain) loss	9,030	(883)	20,580	(497)
Travel and entertainment	63,437	16,191	171,778	55,411
Total operating expenses	$4,212,900	1,013,518	7,776,548	2,215,242

Other income (expense)
Finance cost	(58,987)	-	(620,909)	-
Change in fair value of derivative liabilities	1,383,046	-	701,920	-
Dividend income	1,938	3,016	4,427	3,016
Gain on the termination of the intangible asset	-	-	-	129,613
Interest income	83,159	36,527	146,080	65,383
Interest expense	(582,241)	(2)	(1,056,411)	(10,476)
Realized gain (loss) on investments	63,241	95,184	86,392	(371,494)
Unrealized gain (loss) on investments	(32,265)	299,303	5,322	238,899
Gain(loss) on disposal of PP&E	900	-	(63,345)	-
Other income	9,446	-	11,175	-
Net loss from continuing operations	$(2,958,972)	(579,490)	(7,945,732)	(2,160,301)

Net income (loss) from discontinued operations (Note 4)	17,590	17,135	37,091	(10,509)
Total net loss	(2,941,382)	(562,355)	(7,908,641)	(2,170,810)
Other comprehensive income (loss)
Currency translation adjustment	-	(406)	2,339	(885)
Total comprehensive loss	$(2,941,382)	(562,761)	(7,906,302)	(2,171,695)

Basic and diluted loss per share
Continuing operations	$(0.607)	(39.138)	(2.973)	(202.484)
Discontinued operations	$0.004	1.157	0.014	(0.985)
Weighted average shares outstanding(1)	4,876,498	14,806	2,672,745	10,669

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84.

PMGC Holdings Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended June 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	$	$	$	$
Balance, April 1, 2025	8,419	1	6,372,874	637	23,006,772	(14,878,082)	(816)	8,128,512
Issued and issuable shares for acquisition of intangible assets	143	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	1,968	-	-	-	-	-	-	-
Issuance of common shares under ATM program	7,062	1	-	-	1,467,581	-	-	1,467,582
Share-based compensation	-	-	-	-	15,842	-	-	15,842
Net loss for the period	-	-	-	-	-	(562,355)	-	(562,355)
Currency translation adjustment	-	-	-	-	-	-	(406)	(406)
Balance, June 30, 2025	17,592	2	6,372,874	637	24,490,195	(15,440,437)	(1,222)	9,049,175

Balance, April 1, 2026	1,936,771	194	6,372,874	637	38,590,322	(25,984,699)	-	12,606,454
Issuance of common shares in the partial settlement of Pre-Paid Purchases	3,954,542	395	-	-	6,005,380	-	-	6,005,775
Issuance of registered shares	262,467	26	-	-	891,481	-	-	891,507
Share-based compensation	-	-	-	-	174,545	-	-	174,545
Net loss for the period	-	-	-	-	-	(2,941,382)	-	(2,941,382)
Balance, June 30, 2026	6,153,780	615	6,372,874	637	45,661,728	(28,926,081)	-	16,736,899

PMGC Holdings Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended June 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock		Additional		Accumulated other
	Number of shares	Amount	Number of shares	Amount	paid-in capital	Accumulated deficit	comprehensive income	Total
	#	$	#	$	$	$	$	$

Balance, January 1, 2025	5,227	1	-	-	19,929,527	(13,269,627)	(337)	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000
Issued and issuable shares for acquisition of intangible assets	148	-	-	-	43,535	-	-	43,535
Exercise of Series A Warrants	1,649	-	-	-	1,698,058	-	-	1,698,058
Issued pursuant to the registered direct offering	1,538	-	-	-	1,245,306	-	-	1,245,306
Repurchase of shares	(1)	-	-	-	(179)	-	-	(179)
Round up shares due to reverse stock splits	1	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	1,968	-	-	-	-	-	-	-
Issuance of common shares under ATM program	7,062	1	-	-	1,467,581	-	-	1,467,582
Share-based compensation	-	-	-	-	(42,996)	-	-	(42,996)
Net loss for the period	-	-	-	-	-	(2,170,810)	-	(2,170,810)
Currency translation adjustment	-	-	-	-	-	-	(885)	(885)
Balance, June 30, 2025	17,592	2	6,372,874	637	24,490,195	(15,440,437)	(1,222)	9,049,175

Balance, January 1, 2026	80,699	8	6,372,874	637	28,856,496	(21,017,440)	(2,339)	7,837,362
Reverse stock split effect	(4)	-	-	-	(1)	-	-	(1)
Issuance of common shares in the partial settlement of the Pre-Paid Purchases	5,810,618	581	-	-	15,730,991	-	-	15,731,572
Issuance of registered shares	262,467	26	-	-	891,481	-	-	891,507
Share-based compensation	-	-	-	-	182,761	-	-	182,761
Net loss for the period	-	-	-	-	-	(7,908,641)	-	(7,908,641)
Currency translation adjustment	-	-	-	-	-	-	2,339	2,339
Balance, June 30, 2026	6,153,780	615	6,372,874	637	45,661,728	(28,926,081)	-	16,736,899

(1)	Reflects the 1-for-3.5 reverse stock split that became effective on September 2, 2025, the 1-for-4 reverse stock split that became effective on January 6, 2026, and the 1-for-6 reverse stock split that became effective on March 10, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-84.

PMGC Holdings Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	June 30, 2026	June 30, 2025
Operating activities
Net loss	$(7,908,641)	$(2,170,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,567	-
Depreciation and amortization	479,307	1,622
Finance cost	620,503
Share-based compensation	182,761	(42,996)
Straight-line rent expense	61,730	(230)
Change in fair value of derivative liabilities	(701,920)	-
Non-cash interest expense	1,040,865	9,684
Research and development costs for intangible assets	-	14,358
Gain on termination of intangible asset	-	(129,613)
Loss on the sale of Skincare	-	39,676
Loss on disposal of PP&E	63,345	-
Realized loss (gain) on sale of investments	(86,392)	371,494
Unrealized loss(gain) on investments	(5,322)	(238,899)

Changes in operating assets and liabilities:
Receivables and other receivables	529,958	(104,473)
Prepaid expenses and deposits	(37,000)	120,999
Inventory	(278,909)	22,966
Accounts payable and accrued liabilities	1,081,564	(169,268)
Customer deposits	-	(20,496)
Due to related parties	(10,790)	(397,728)
Cash flows used in operating activities[1]	$(4,967,374)	$(2,693,714)

Investing activities
Purchase of investments	(2,870,818)	(995,100)
Proceeds from sale of investments	2,883,988	1,109,921
Purchase of equipment	(335,518)	-
Acquisition of businesses, net of cash acquired	(5,846,192)	-
Issuance of promissory note	-	(127,300)
Purchase of intangible assets	-	(6,000)
Cash flows used in investing activities[1]	$(6,168,540)	$(18,479)

Financing activities
Exercise of Series A warrants	-	1,938,772
Proceeds from the issuance of common stock and warrants	-	1,484,028
Share issuance costs	-	(531,290)
Repurchase of shares and warrants	-	(179)
Issuance of common shares under ATM agreement	-	1,519,437
Repayment towards promissory note	(170,000)	-
Equipment financing proceeds	353,468	-
Repayment towards equipment financing	(131,585)	-
Proceeds from the Pre-Paid Purchases of Equity Purchase Facility (“ELOC”), net	22,929,610	-
Proceeds from issuance of registered shares	891,507	-
Cash flows provided by financing activities	$23,873,000	$4,410,768
Effect of exchange rate changes on cash	2,339	(400)

Increase in cash	12,739,425	1,698,175
Cash, beginning of period	5,402,333	3,984,453
Cash, ending of period	$18,141,758	$5,682,628

PMGC Holdings Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

Supplemental cash flow information:
Cash paid for interest	$135,220	$791
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	-	43,535
Shares received as proceeds for the sale of Skincare	-	728,550
Series B preferred shares issues to settle accrued bonus liability	-	150,000
Consideration payable settled through termination of the agreement	-	894,151
Common stock issued to settle a portion of the ELOC	15,731,572	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

1.	Organization and nature of operations

PMGC Holdings Inc. (formerly Elevai Labs Inc.) (“PMGC”) was incorporated under the laws of the State of Delaware on June 9, 2020. During 2024, PMGC completed a reorganization that included a name change and redomiciling from Delaware to Nevada. PMGC and its 100% owned subsidiaries, PMGC Research Inc. (formerly Elevai Research Inc) (“PMGC Research”), PMGC Impasse Corp (formerly Elevai Skincare Inc.), NorthStrive Biosciences Inc. (formerly Elevai Biosciences, Inc), “NorthStrive Biosciences”, PMGC Capital LLC (“Pacific Capital”), Pacific Sun Packaging Inc. (“Pacific Sun”), AGA Precision Systems LLC (“AGA”), ELAB Opportunity Holdings LLC (“ELAB Opportunity”) and SVM Machining Inc.(“SVM”), NorthStrive Defense Tech LLC (“NorthStrive Defense Tech”), A&B Aerospace, Inc. (“A&B”) and NorthStrive Sponsor I LLC (the “Sponsor”), together with NorthStrive Acquisition Corp I, which is 51% owned by PMGC, are collectively referred to in these consolidated financial statements as “the Company.”

As part of its diversification and growth strategy, the Company completed the following acquisitions during the six months ended June 30, 2026:

●	On February 2, 2026, the Company completed the acquisition of SVM Machining, Inc., a California-based precision machining and aerospace manufacturing company (Note 5).

●	On May 11, 2026, the Company completed the acquisition of A&B Aerospace, Inc., a California-based precision machining company serving aerospace customers (Note 5).

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

NorthStrive Sponsor I LLC (the “Sponsor”) is a wholly owned subsidiary of PMGC. The Sponsor acts as sponsor of NorthStrive Acquisition Corp I (“NorthStrive Acquisition”), a special purpose acquisition company incorporated as an exempted company with limited liability under the laws of the Cayman Islands with effect from April 27, 2026, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. PMGC holds a 51% interest in NorthStrive Acquisition.

PMGC currently manages and operates a diverse portfolio of wholly owned subsidiaries:

●	NorthStrive BioSciences Inc. – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	ELAB Opportunity - a wholly owned Utah subsidiary which was formed to facilitate and hold assets related to the Company’s secured pre-paid purchase and financing collateral arrangements. ELAB Opportunity supports the Company’s strategic financing structure and related treasury activities.

●	Pacific Sun- a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors.

●	SVM - a California-based precision machining and aerospace manufacturing company specializing in high-precision components and complex machining solutions for aerospace, defense, and industrial applications. SVM enhances PMGC’s advanced manufacturing capabilities and expands the Company’s footprint in the aerospace and defense sectors.

●

NorthStrive Defense Tech - a wholly owned subsidiary focused on defense technology, including drone technology, autonomous systems, and next-generation unmanned defense solutions. NorthStrive Defense Tech was formed to identify, acquire, license, and commercialize advanced defense technologies.

●

A&B - a California-based precision machining company producing high-tolerance machined components and assemblies for aerospace customers. A&B further extends PMGC’s aerospace manufacturing capacity and its qualification and certification base.

●	NorthStrive Sponsor I - a wholly owned subsidiary that acts as the sponsor of NorthStrive Acquisition Corp I, a special purpose acquisition company. The Sponsor was formed to hold the Company’s sponsor interest in, and to fund the formation and offering costs of, that special purpose acquisition company.
●	NorthStrive Acquisition Corp I - a special purpose acquisition company incorporated as an exempted company with limited liability under the laws of the Cayman Islands with effect from April 27, 2026, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

2.	Going Concern

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

As of June 30, 2026, and December 31, 2025, the Company had net working capital of $5,504,403 and $2,928,959, respectively, and an accumulated deficit of $28,926,081 and $21,017,440, respectively. Furthermore, for the six months ended June 30, 2026, and 2025, the Company incurred net losses of $7,908,641 and $2,170,810, respectively, and used $4,967,374 and $2,693,714, respectively, in cash flows from operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2025, and 2024. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Impasse, NorthStrive BioSciences, PMGC Capital, ELAB Opportunity, Pacific Sun, AGA, SVM, A&B, NorthStrive Sponsor LLC and NorthStrive Acquisition Corp I. All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Revenue	$-	$-	$-	$152,381
Cost of goods sold	-	-	-	30,530
Gross profit	$-	$-	$-	$121,851

Expenses
Depreciation	-	-	-	517
Marketing and promotion	-	-	-	6,924
Consulting fees	-	-	-	-
Office and administrative	-	7,661	-	54,875
Professional fees	-	-	-	50,460
Investor relations	-	-	-
Research and development	-	-	-	16,921
Foreign exchange (gain) loss	-	-	-	1,875
Travel and entertainment	-	-	-	10,726
Total expenses	$-	$7,661	$-	$142,298

Other income (expense)
Other income	17,590	24,796	37,091	49,614
Interest expense	-	-	-	-
Loss on the sale of Skincare	-	-	-	(39,676)
Net income (loss) from discontinued operations	$17,590	$17,135	$37,091	$(10,509)

The Company recorded a loss on sale of discontinued operations of $39,676. The proceeds on sale, which was the fair value of the buyer shares received on Closing, amounted to $728,550, and the carrying amounts of the net assets and liabilities sold amounted to $768,226.

The following represents the cash flows from operating and investing activities of discontinued operations for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Cashflows used in operating activities	$-	$(174,767)
Cashflows used in investing activities	-	-

5.	Business combinations

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

As of June 30, 2026, the estimated fair value of the contingent consideration liability was $217,204. The Company remeasures the contingent consideration liability at each reporting date. Changes in the liability due to the passage of time are recognized as accretion expense, while other changes in fair value, if any, are recognized in earnings. For the three months ended June 30, 2026, the Company recognized accretion expense of $5,578. For the six months ended June 30, 2026, the Company recognized accretion expense of $10,955.

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

As part of the acquisition, the Company issued a promissory note with a principal amount of $170,000, bearing interest at 8% per annum and payable in equal quarterly installments over a two-year term. As of June 30, 2026, the Company made repayments of $172,576 to settle the promissory note.

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

The following table summarizes the fair value of consideration transferred and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Cash	$2,000,000
Target cash balance delivered with the company	130,000
Working capital adjustment	69,148
Indemnification holdback	250,000
Earnout payable	555,000
Total consideration	$3,004,148

Net assets (liabilities) acquired of the Company:
Cash	$179,239
Receivables, net	323,800
Inventory	43,890
Property and equipment	637,000
Intangible - customer relationships	252,000
Intangible – brand name	131,000
Intangible- backlog	127,000
Intangible- intellectual properties and certifications	487,000
Accounts payable and accrued liabilities	(56,747)
Lease liability	(1,111,015)
Total net assets (liabilities)	$2,124,182

Goodwill	$879,966

Goodwill recognized primarily reflects expected synergies from integrating SVM’s operations and workforce and is not expected to be deductible for tax purposes. The results of SVM’s operations are included in the consolidated financial statements beginning February 2, 2026.

A&B Aerospace, Inc.

On May 11, 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of A&B, a California-based precision machining business serving aerospace customers, on a cash-free, debt-free basis. The transaction was accounted for as a business combination under ASC 805. Consideration comprised cash of $4,500,000, of which $4,275,000 was paid to the sellers at closing and $225,000 was retained by the Company as an indemnification holdback, plus the estimated closing cash balance of $748,717 and a net working capital adjustment of $89,357, being the amount by which estimated closing net working capital of $945,026 exceeded the net working capital target of $855,669. Total consideration was $5,338,073.

The purchase price allocation is provisional. The final adjustment amount contemplated by the stock purchase agreement had not been determined as of June 30, 2026, and the Company is continuing to evaluate the fair values assigned to the assets acquired and the liabilities assumed. Measurement period adjustments, if any, will be recognized within one year of the acquisition date.

The following table summarizes the fair value of consideration transferred and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Cash paid at closing	$4,575,000
Indemnification holdback	225,000
Net working capital adjustment	538,073
Total consideration	$5,338,073

Net assets (liabilities) acquired of the Company:
Cash	$748,717
Receivables, net	470,681
Inventory	514,611
Prepaid expenses and deposits	6,360
Property and equipment	241,500
Intangible assets	2,434,159
Accounts payable and accrued liabilities	(156,576)
Notes payable assumed	(99,116)
Total net assets (liabilities)	$4,160,336

Goodwill	$1,177,737

Goodwill recognized primarily reflects expected synergies from integrating A&B’s operations, its assembled workforce and its qualification and certification base, and is not expected to be deductible for tax purposes. The results of A&B’s operations are included in the consolidated financial statements beginning May 11, 2026.

6.	Receivables

As of June 30, 2026, and December 31, 2025, receivables consisted of trade receivables of $421,859 and $245,423, respectively. As of June 30, 2026, and December 31, 2025, the Company wrote off $1,567 and $55,380, respectively, of trade receivables deemed uncollectible. The remaining balance is considered collectible and therefore no further allowance for credit loss is deemed necessary.

7.	Prepaids and Deposits

As of June 30, 2026, and December 31, 2025, prepaid and deposits consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid expenses	$333,600	$363,314
Deposits	170,999	97,925
	$504,599	$461,239

8.	Inventory

As of June 30, 2026, and December 31, 2025, inventory consisted of the following:

	June 30, 2026	December 31, 2025
Finished goods	$455,341	$85,098
Work in progress	325,112	-
Raw materials	152,055	10,000
	$932,508	$95,098

Cost of inventory recognized as expense in cost of sales for the three months ended June 30, 2026 and 2025, totaled $771,174 and $nil and for the six months ended June 30, 2026 and 2025, totaled $1,186,557 and $nil, respectively. As at June 30, 2026 and December 31, 2025, the Company recorded an allowance for inventory of $nil.

9.	Investment in securities

The Company’s investments consist of publicly traded equity securities, warrants and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the six months ended June 30, 2026:

	Public Company Investments	Private Company Investment	Convertible Debenture and Warrants	Total
Balance, December 31, 2025	$398,943	125,000	48,111	572,054
Purchases	$2,870,818	-	-	2,870,818
Proceeds on sale	(2,883,988)	-	-	(2,883,988)
Warrant exercise	48,111	-	(48,111)	-
Realized gain	86,392	-	-	86,392
Unrealized gain	5,322	-	-	5,322
Balance, June 30, 2026	$525,598	125,000	-	650,598

The Company accounts for investments in warrants as equity securities in accordance with ASC 321, Investments—Equity Securities, and measures such investments at fair value, with changes in fair value recognized in earnings.

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, in accordance with the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”). which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

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

June 30, 2026	Level 1	Level 2	Level 3	Total
Equity securities	$525,598	–	–	525,598
Total	$525,598	-	–	525,598

December 31, 2025	Level 1	Level 2	Level 3	Total
Equity securities	$398,943	–	–	398,943
Warrants	-	48,111	–	48,111
Total	$398,943	48,111	–	447,054

10.	Property, plant and equipment

	Computers	Machinery & Equipment	Furniture and office equipment	Leasehold improvement	Total

Cost
Balance, December 31, 2025	$43,626	791,828	$55,578	48,020	939,052
Business combinations	-	878,500	-	-	878,500
Additions	-	393,114	2,734	-	395,848
Disposal	-	(100,000)	-	-	(100,000)
Balance, June 30, 2026	$43,626	1,963,442	58,312	48,020	2,113,400

Accumulated depreciation
Balance, December 31, 2025	$6,534	40,746	2,740	3,512	53,532
Depreciation	6,820	149,437	6,840	6,101	169,198
Disposal	-	(10,955)	-	-	(10,955)
Balance, June 30, 2026	$13,354	179,228	9,580	9,612	211,775

Net book value
December 31, 2025	$37,092	751,082	52,838	44,508	885,520
June 30, 2026	$30,272	1,784,214	48,732	38,407	1,901,625

11.	Intangible assets, net

	License # 2 (IPR&D asset)	Customer relationship	Brand	Backlog	Intellectual properties, certifications and other	Total
Cost:
Balance, December 31, 2025	$2,072,632	682,300	150,000	29,000	-	2,933,932
Additions	15,000	-	-	-	-	15,000
Business combinations	-	1,792,964	131,000	374,054	1,133,141	3,431,159
Balance, June 30, 2026	$2,087,632	2,475,264	281,000	403,054	1,133,141	6,380,091

Accumulated amortization:
Balance, December 31, 2025	$-	16,946	14,568	10,021	-	41,535
Amortization	-	55,738	20,312	173,378	95,313	344,741
Balance, June 30, 2026	$-	72,684	34,880	183,399	95,313	386,276

Net book value:
December 31, 2025	$2,072,632	665,354	135,432	18,979	-	2,892,397
June 30, 2026	2,087,632	1,966,784	246,120	120,331	1,572,948	5,993,815

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

As of June 30, 2026, the outstanding principal balance under the equipment financing loan was $320,999. Interest expense recognized for the six months ended June 30, 2026 was $10,041.

As at June 30, 2026	Loan payments ($)
2026 (remaining six months)	51,012
2027	102,024
2028	102,024
2029	102,024
2030	8,283
Total future payments	$365,367
Less: imputed interest	(44,368)
Outstanding principal balance	$320,999

Current portion	$81,475
Non-current portion	$239,524

13.	Operating Leases

The Company’s subsidiaries, AGA, Pacific Sun, SVM and A&B entered into non-cancelable operating leases for the office and warehouse spaces occupied to operate its business.

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

The A&B lease was signed on May 21, 2026 and commenced on June 1, 2026, with monthly base rent of $28,900. The lease includes one five-year extension option which management determined is reasonably certain to be exercised; accordingly, the lease term was determined to be 121 months for accounting purposes, expiring June 30, 2036. The Company paid a security deposit of $50,000 in connection with the lease.

The Company used a discount rate of 8%, as the incremental cost of borrowing, to calculate the present value of the future lease payments and the resulting operating lease liabilities and right-of-use assets.

The Company recognized a total lease cost related to its non-cancelable operating leases of $205,081 for the six months ended June 30, 2026, included in office and administrative expenses.

The Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases in accordance with ASC 842, Leases. ROU assets represent the Company’s right to use underlying leased assets over the lease term and are initially measured at the amount of the lease liability, adjusted for initial direct costs, prepaid lease payments, and lease incentives.

As of June 30, 2026, the Company’s operating lease ROU assets had a carrying value of $4,800,629. During the six months ended June 30, 2026, additions to ROU assets were $4,962,054, relating to the Pacific Sun, AGA, SVM and A&B leases. Amortization of ROU assets for the six months ended June 30, 2026 was $161,426, which is included in operating expenses, primarily within office and administrative. The Company’s ROU assets relate primarily to office and warehouse facilities used in its operations.

As of June 30, 2026 and December 31, 2025, the Company recorded a security deposit of $163,117  and $81,757, associated with these operating leases.

Future minimum lease payments under the Company’s operating leases that have an initial non-cancelable lease term in excess of one year at June 30, 2026, are as follows:

As at June 30, 2026	Lease payments ($)
2026	497,960
2027	1,015,015
2028	1,053,121
2029	1,016,387
2030 and thereafter	2,928,049
Total future payments	$6,510,532
Less: imputed interest	(1,669,231)
Operating lease liabilities	$4,841,302

Operating lease liabilities-current	$647,472
Operating lease liabilities- non-current	$4,193,830

14.	Convertible debt under ELOC Agreements

On September 23, 2025, the Company entered into a securities purchase agreement, establishing an equity line of credit of up to $20,000,000 through one or more secured pre-paid purchases of the Company’s common stock (the “First ELOC Agreement”). Under the First ELOC Agreement, the Company may, from time to time, sell and issue common stock to the investor pursuant to individual pre-paid purchases, subject to the terms and conditions of the First ELOC Agreement. Principal amounts received under the First ELOC Agreement bear interest at 8.5% per annum and have a term of 3 years from the draw dates. Principal and accrued interest is convertible at any time during the three-year term at the option of the investor, in whole or in part, at a price that equals 88% of the lowest VWAP during the 10 trading days preceding the applicable measurement date. If that calculated price is below the applicable floor price per share, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

On April 16, 2026, the Company entered into a second securities purchase agreement, establishing a further equity line of credit with an aggregate commitment amount of up to $40,000,000 through one or more secured pre-paid purchases of the Company’s common stock over a two-year commitment period (the “second ELOC Agreement”). Subsequent pre-paid purchases under the facility are subject to the terms and conditions of the agreement, including applicable original issue discount, interest, Nasdaq-related pricing floors and shareholder approval requirements. The agreement also provides the investor with participation rights in certain future debt or equity financings and is secured by subsidiary equity interests, with certain wholly owned subsidiaries providing full guaranties. At closing the Company also issued 262,467 registered shares of common stock to the investor for a purchase price of $1,000,000 (Note 16). Principal amounts received under the Second ELOC Agreement bear interest at 7.5% per annum and have a term of 15 months from the draw dates. Principal and accrued interest is convertible at any time during the term at the option of the investor, in whole or in part, at a price that equals 97% of the lowest VWAP during the 5 trading days preceding the applicable measurement date. If that calculated price is below the applicable floor price per share, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

The Company is accounting for the convertible debt host contracts under ASC 470-20, , Debt with Conversion and Other Options, at amortized cost and has determined that the conversion options meets the definition of an embedded derivative liability which is separately accounted for at fair value in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives (Note 15).

A continuity of the amortized cost of the convertible debt hosts contract are as follows:

	First ELOC Agreement	Second ELOC Agreement	Total
Balance, January 1, 2026	$1,254,479	$-	$1,254,479
Principal	16,890,768	10,730,000	27,620,768
Fair value of embedded derivative liability	(3,392,520)	(331,856)	(3,724,376)
Allocation of original issue discount and issuance cost (1)	(2,235,109)	(1,835,546)	(4,070,655)
Accretion	335,797	280,496	616,293
Interest expense	268,297	145,322	413,619
Repayment through common stock	(10,632,356)	(2,402,289)	(13,034,645)
Balance, June 30, 2026	$2,489,356	$6,586,127	$9,075,483

(1)	Total original issuance discounts and issuance costs amounted to $4,070,655, of which $3,450,152 were allocated to the amortized cost of the convertible debt and $620,503 were allocated to the derivative liabilities and recorded as finance cost in the statement of operations.

15.	Derivative liabilities

Liability classified stock purchase warrants

As of June 30, 2026, the following liability classified stock purchase warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
5	April 27, 2027	236,619.43
1	November 21, 2028	470,400
6		275,582.86

As of June 30, 2026 and December 31, 2025, the weighted average life of derivative liability classified stock purchase warrants outstanding was 1.09 and 1.66 years, respectively.

Embedded derivative liabilities

The Company determined that the conversion features embedded in the secured pre-paid purchase instruments issued in connection with the ELOC arrangements were required to be separated from the convertible debt host contracts and accounted for as derivative liabilities. The derivative liabilities were initially recognized at fair value and are remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statement of operations.

During the six months ended June 30, 2026, the Company recognized additional derivative liabilities of $3,724,376 (Note 14). In connection with share settlements during the period, the Company derecognized $2,696,926 of derivative liabilities, with the corresponding amounts recorded to common stock and additional paid-in capital. The derivative liabilities were remeasured at fair value as of June 30, 2026 using a binomial option pricing model. The net change in fair value recognized in the condensed consolidated statement of operations for the six months ended June 30, 2026 was a gain of $701,920.

The following table summarizes the activity in the Company’s embedded derivative liabilities during the six months ended June 30, 2026:

Amount
Balance, January 1, 2026	$418,412
Addition	3,724,376
Change in fair value	(701,920)
Derecognition upon settlement of convertible debt	(2,696,926)
Balance, June 30, 2026	$743,942

16.	Equity

Common Stock

Authorized

As of June 30, 2026, and December 31, 2025, the Company had 1,000,000,000 and 83,333,334 authorized shares of common stock, par value $0.0001.

Issued and outstanding

As of June 30, 2026, and December 31, 2025, the Company had 6,153,780 and 80,699 shares of common stock issued and outstanding, respectively.

Transactions during the six months ended June 30, 2026

During the six months ended June 30, 2026, the Company issued an aggregate of 4,107,385 shares of common stock in settlement of amounts outstanding under its First ELOC arrangement (Note 14). The shares were issued in multiple tranches between January 2, 2026 and June 30, 2026 pursuant to purchase notices delivered under the First ELOC agreement. The shares issued settled outstanding principal of $15,223,148 and accrued interest of $199,350.

In addition, on April 17, 2026 the Company issued 262,467 registered shares of common stock to the investor under the Second ELOC Agreement for a purchase price of $1,000,000, of which $891,507 was allocated to the registered shares after offering costs. During the period the Company also issued 1,703,233 shares of common stock in settlement of outstanding principal of $2,812,079 and accrued interest of $113,921 under the Second ELOC Agreement (Note 14).

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

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2 (Note 12), expanding its rights to include the growing animal health market. The Company issued 142 shares of common stock in exchange for the expansion of its rights under License # 2.

During the six months ended June 30, 2025, the Company sold an aggregate of 7,062 shares of common stock under its at-the-market (ATM) equity offering program, generating total gross proceeds of approximately $1,519,437. After deducting total commissions and fees of approximately $51,855, net proceeds amounted to approximately $1,467,582. The shares were issued in multiple tranches between April and June 2025.

Preferred Stock

Authorized

As of June 30, 2026, and December 31, 2025, the Company had 500,000,000 of all preferred stock authorized, respectively, each having a par value of $0.0001 per stock. Of this amount, 300,000,000 were designated as Series B Preferred Stock, which are not publicly traded and not convertible into shares of common stock (“Series B Preferred Stock”) as of June 30, 2026 and December 31, 2025, respectively.

Issued and outstanding

As at June 30, 2026, and December 31, 2025, the Company had 6,372,874 and nil Series B Preferred Stock issued and outstanding.

Transactions during the six months ended June 30, 2026, and 2025

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

Equity Warrants

Transactions during the six months ended June 30, 2026.

There was no equity warrants activity during the six months ended June 30, 2026.

Transactions during the six months ended June 30, 2025.

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

As of June 30, 2026, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
2	August 28, 2026	352,800
1	March 12, 2027	352,800
12	March 24, 2028	39,514
9,855	August 25, 2030	158.88
9,870		300.96

As of June 30, 2026, and December 31, 2025, the weighted average life of equity warrants outstanding was 4.15 and 4.65 years, respectively.

Stock Options

The Company has a stock option plan included in the Company’s 2025 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of June 30, 2026, the aggregate number of shares reserved for issuance pursuant to awards granted under the Plan was 1,112,636 shares (December 31, 2025 – 7,054 shares).   The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the six-month ended June 30, 2026

On June 1, 2026, the Company granted 1,125,692 stock options to directors and officers of the Company under the Plan. The options have an exercise price of $1.77 per share, expire on June 1, 2031, and vest in 36 equal monthly tranches commencing July 1, 2026. The grant-date fair value was $1.3504 per option, or $1,520,085 in aggregate, estimated using the Black-Scholes option pricing model with the following assumptions: share price of $1.77, exercise price of $1.77, expected life of five years, expected volatility of 100%, expected dividend yield of nil, and a risk-free interest rate of 4.18%.

Transactions during the six-month ended June 30, 2025

There was no stock option activity during the six months ended June 30, 2025.

The continuity of stock options for the six months ended June 30, 2026, and December 31, 2025, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2025	6	265,384
Granted	1,125,692	1.77
Forfeited	-	-
Exercised	-	-
Outstanding, June 30, 2026	1,125,698	3.18

As of June 30, 2026, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
2	2	08-Feb-31	70,560
1	1	30-Sep-32	157,584
1	1	30-Sep-32	588,000
1	1	1-May-33	588,000
1	1	5-Mar-34	117,600
1,125,692	-	1-Jun-31	1.77
1,125,698	6		3.18

As of June 30, 2026, and December 31, 2025, the weighted average life of stock options outstanding was 4.92 years and 5.98 years, respectively.

Compensation cost for the June 1, 2026 grant is recognized on a graded-vesting basis, with each monthly tranche expensed over its respective vesting period.

For the six months ended June 30, 2026, the Company recognized share-based compensation of $182,761 (June 30, 2025 – $36,616), of which $168,268 related to the June 1, 2026 grant and $14,493 related to options granted in prior periods. As of June 30, 2026, unrecognized compensation cost related to unvested stock options was $1,351,817, which is expected to be recognized over the remaining vesting period through June 1, 2029.

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

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2026	Six months ended June 30, 2025
Consulting fees	$175,200	$147,700	$352,800	$295,400
Management fees	99,091	-	182,199	-
Director fees	41,640	83,290	83,280	83,290
Bonus	1,050,000	-	2,082,415	300,000
Salaries	-	-	-	26,228
Share-based compensation	174,545	15,842	182,761	36,616
	$1,540,476	$246,832	$2,883,455	$741,533

During the six months ended June 30, 2026:

The Company incurred consulting fees and contracted performance bonuses of $1,165,957 (June 30, 2025 - $281,000) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director.

The Company incurred consulting fees and contracted performance bonuses of $1,269,257 (June 30, 2025 - $314,400) to NorthStrive Companies Inc., a company controlled by the Company’s Chairman and former President.

The Company incurred director’s fees of $27,750 (June 30, 2025 – $27,750) to George Kovalyov, a director of the Company.

The Company incurred director’s fees of $27,780 (June 30, 2025 – $27,790) to Julie Daley, a director of the Company.

During the six months ended June 30, 2026, the Company reimbursed health insurance costs, for the benefit of Graydon Bensler, of $14,110 (June 30, 2025 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred housing costs, for the benefit of Graydon Bensler, of $47,767 (June 30, 2025 - $nil).

The Company incurred director’s fees of $27,750 (June 30, 2025 – $27,750) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

The Company incurred management fees of $78,788 (June 30, 2025 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director, under a Secondment Agreement for management services.

The Company incurred management fees of $103,411 (June 30, 2025 - $nil) to NorthStrive Companies Inc., a company controlled by the Company’s Chairman and former President, under a Secondment Agreement for management services.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a salary of $nil and $26,228 respectively during the six months ended June 30, 2026 and 2025.

During the six months ended June 30, 2026, the Company granted 1,125,692 stock options under the 2025 Equity Incentive Plan, all of which were granted to related parties, being five directors and officers of the Company. The options were granted on June 1, 2026, have an exercise price of $1.77 per share and a five-year term expiring June 1, 2031, and vest monthly in 36 equal tranches commencing June 1, 2026. The aggregate grant date fair value of these options was $1,520,085, determined using the Black-Scholes option pricing model, of which $168,268 was recognized as share-based compensation expense during the six months ended June 30, 2026.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the six months ended June 30, 2026, and 2025 are as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Grant date fair value
Braeden Lichti, Non-executive Chairman	$67,307	$11	$659,029
Graydon Bensler, CEO, CFO and Director	67,307	11	659,029
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	-	11	50,995
Jeffrey Parry, Director	13,145	6,428	209,008
Julie Daley, Director	19,424	19,592	311,584
George Kovalyov, Director	15,578	10,562	121,243
	$182,761	$36,616	$2,010,888

As of June 30, 2026 and December 31, 2025, the Company had $861,254 and $642,925, respectively due to companies controlled by Braeden Lichti, of which $861,254 and $642,925 respectively is unsecured, non-interest bearing and are due on demand.

As of June 30, 2026, the Company had $849,630 (December 31, 2025 - $342,077) due to GB Capital Ltd. controlled by Graydon Bensler, CEO, CFO and Director.

As of June 30, 2026, the Company recorded accrued director fees payable to related parties of $46,640, including $13,890 payable to Julie Daley (December 31, 2025- $13,890), $18,875 (December 31, 2025- $18,875) payable to George Kovalyov and $13,875 payable to Mystic Marine Advisors LLC controlled by Jeffrey Parry. These balances are unsecured, non-interest bearing, and due on demand.

These amounts are unsecured, non-interest bearing and are due on demand.

18.	Commitments and Contingencies

There were no commitments as of June 30, 2026, and December 31, 2025, or during the periods then ended.

As of June 30, 2026, the Company had an ongoing dispute that arose in the normal course of business and mediation discussions are ongoing. It is not yet possible to predict the likelihood of an unfavorable outcome, or the amount or range of potential loss.

19.	Concentrations

Customers

For the six months ended June 30, 2026, the Company had 1 key customer that represented approximately 11.93% of the Company’s revenue. The Company recorded 11.93% of its revenue from its largest customer. The Company’s largest customer, representing $237,245 of revenue, relates to precision machining and engineering work performed for a customer during the period.

The six months Ended June 30, 2026
Customer 1	11.93%
11.93%

Suppliers

During the six months ended June 30, 2026, the Company had 1 key supplier that represented approximately 12.60% of the cost incurred in the purchase of inventory. The table below represents a breakdown of each supplier as a percentage of the cost incurred:

The six months Ended June 30, 2026
Supplier 1	12.60%
12.60%

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

The following is a summary of the Company’s operations for the six months ended June 30, 2026, and assets and liabilities as of June 30, 2026, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$364,567	$1,624,037	$1,988,604
Cost of sales	$-	$188,445	$1,183,994	$1,372,439
Gross profit	$-	$176,122	$440,043	$616,165

Expenses	$5,557,467	$222,916	$1,996,165	$7,776,548
Other income (expense)	$(717,271)	$-	$(68,078)	$(785,349)
Net loss from continuing operations	$(6,274,738)	$(46,794)	$(1,624,200)	$(7,945,732)

Current Assets	$17,962,603	$386,430	$2,483,917	$20,832,950
Non-current assets	$2,107,242	$1,483,782	$12,140,522	$15,731,546
Total Assets	$20,069,845	$1,870,212	$14,624,439	$36,564,496

Current liabilities	$13,110,256	$30,308	$2,187,983	$15,328,547
Non-current liabilities	$30,972	$356,982	$4,111,096	$4,499,050
Total Liabilities	$13,141,228	$387,290	$6,299,079	$19,827,597

Total Equity	$6,928,617	$1,482,922	$8,325,360	$16,736,899

All of the Company’s revenue is generated with customers located in the United States. The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, was located in Canada and provided limited operational support and research.

21.	Subsequent Events

Management has evaluated events subsequent to the six months ended June 30, 2026, up through August 13, 2026, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

Subsequent to June 30, 2026, the Company issued 1,942,055 shares of common stock in settlement of $2,114,000 of the outstanding balance under the second ELOC Agreement (Note 14). The shares were issued pursuant to six purchase notices delivered between July 1, 2026 and July 10, 2026 at share purchase prices of $1.07 to $1.10 per share. Following these settlements, the outstanding balance under the instrument was $5,849,641.

On July 2, 2026, AGA Precision Systems LLC and A&B Aerospace, Inc., both wholly owned subsidiaries of the Company, entered into a merger agreement pursuant to which AGA merged into A&B, with A&B continuing as the surviving entity. All membership interests in AGA were cancelled without consideration and all outstanding shares of A&B remain outstanding and unaffected. The merger was approved by the Company’s Board of Directors, acting as the sole shareholder of A&B and the sole member of AGA, and the effect and effective date of the merger are as prescribed by California law. As both entities are wholly owned subsidiaries of the Company, the merger has no effect on the consolidated financial statements.

On July 24, 2026, NorthStrive Acquisition Corp I, in which the Company holds a 51% interest through its wholly owned subsidiary NorthStrive Sponsor I LLC, publicly filed a registration statement with the SEC in respect of a proposed initial public offering of 10,000,000 units at a proposed price of $10.00 per unit, for gross proceeds of $100,000,000. The offering had not priced as of the date these condensed consolidated financial statements were issued, and there can be no assurance that it will be completed.

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

Organization and Overview of Operations

PMGC currently manages and operates a diverse portfolio of wholly owned subsidiaries:

●	NorthStrive BioSciences Inc. (“NorthStrive Bio”) – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital LLC – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	ELAB Opportunity Holdings LLC - a wholly owned Utah subsidiary - was formed to facilitate and hold assets related to the Company’s secured pre-paid purchase and financing collateral arrangements. ELAB Opportunity supports the Company’s strategic financing structure and related treasury activities.

●	Pacific Sun Packaging Inc. (“Pacific Sun”) - a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. (“AGA”) - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors. On July 2, 2026, subsequent to the reporting period, AGA merged into A&B Aerospace, Inc., another wholly owned subsidiary of the Company, with A&B continuing as the surviving entity.

●	SVM Machining, Inc. (“SVM”) - a California-based precision machining and aerospace manufacturing company specializing in high-precision components and complex machining solutions for aerospace, defense, and industrial applications. SVM enhances PMGC’s advanced manufacturing capabilities and expands the Company’s footprint in the aerospace and defense sectors.

●	NorthStrive Defense Tech LLC - a wholly owned subsidiary focused on defense technology, including drone technology, autonomous systems, and next-generation unmanned defense solutions. NorthStrive Defense Tech was formed to identify, acquire, license, and commercialize advanced defense technologies.

●	A&B Aerospace, Inc. (“A&B”) - a California-based precision machining company producing high-tolerance machined components and assemblies for aerospace customers. A&B further extends PMGC’s aerospace manufacturing capacity and its qualification and certification base. A&B was acquired on May 11, 2026 (Note 5). On July 2, 2026, subsequent to the reporting period, AGA Precision Systems LLC merged into A&B, with A&B continuing as the surviving entity.

●	NorthStrive Sponsor I LLC - a wholly owned subsidiary that acts as the sponsor of NorthStrive Acquisition Corp I, a special purpose acquisition company. The Sponsor was formed to hold the Company’s sponsor interest in, and to fund the formation and offering costs of, that special purpose acquisition company.

●	NorthStrive Acquisition Corp I - a special purpose acquisition company incorporated as an exempted company with limited liability under the laws of the Cayman Islands with effect from April 27, 2026, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. PMGC holds a 51% interest in NorthStrive Acquisition Corp I; the remaining 49% interest is held by others.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences’ clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”)

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025.

The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Revenue	$1,988,604	$-	$1,988,604
Cost of goods sold	$1,372,439	$-	$1,372,439
Gross margin	$616,165	$-	$616,165
Consulting Fees	$2,435,215	$745,902	$1,689,313
Office and Administration	$2,987,056	$528,870	$2,458,186
Professional Fees	$1,144,579	$550,643	$593,936
Investor Relations	$45,398	$116,777	$(71,379)
Research and Development	$357,280	$99,108	$258,172
Marketing and Promotion	$59,767	$117,923	$(58,156)
Repairs and Maintenance	$112,647	$-	$112,647
Travel and Entertainment	$171,778	$55,411	$116,367
Foreign Exchange (Gain) Loss	$20,580	$(497)	$21,077
Bad Debt Expense	$1,567	$-	$1,567
Total operating expenses	$7,776,548	$2,215,242	$5,561,306
Other income (expense)[1]	$(785,349)	$54,941	$(840,290)
Net loss from continuing operation	$(7,945,732)	$(2,160,301)	$(5,785,431)
Basic and dilutive loss per common share- continuing operations	$(2.973)	$(202.484)	$199.51
Weighted average number of shares outstanding – basic and diluted	2,672,745	10,669

[1]	Other income (expense) relates to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investments, realized gain/loss on sale of investments, fair value change on derivative liabilities, gain on the termination of the intangible asset, gain and loss on disposal of PP&E, and other income.

Revenue

Revenue for the six months ended June 30, 2026, was $1,988,604 as compared to $nil for the six months ended June 30, 2025, an increase of $1,988,604. Revenue was generated by the Company’s newly acquired subsidiaries — Pacific Sun Packaging, AGA Precision Systems, SVM Machining and A&B Aerospace — none of which formed part of the Company in the comparative period, when the Company had no continuing revenue-generating operations following the disposal of the skincare business.

Our revenue by category is as follows:

For the six months ended June 30, 2026
Pacific Sun – Sale of IT packaging	$364,567
AGA – Machine work	496,645
SVM-Machine work	832,104
A&B – Aerospace components	295,288
Total Revenue	$1,988,604

Cost of Revenue

Cost of revenue for the six months ended June 30, 2026, was $1,372,439 as compared to $nil for the six months ended June 30, 2025

The increase in cost of revenue is directly attributed to the revenue recognized by the newly acquired manufacturing subsidiaries during the six months ended June 30, 2026, compared to 2025. The following is a breakdown of the components of the cost of revenue:

For the six months ended June 30, 2026	Pacific Sun – Sale of IT packaging	AGA – Machine work	SVM – Machine work	A&B – Aerospace components	Total
Cost of inventory	$132,884	$344,109	$602,451	$226,300	$1,305,744
Sales commission	10,361	-	-	-	10,361
Assembly and manufacturing expense	4,216	-	-	-	4,216
Shipping and handling cost	45,607	164	7,963	3,007	56,741
Inventory write down and wastage	(4,623)	-	-	-	(4,623)
Total Cost of Revenue	$188,445	$344,273	$610,414	$229,307	$1,372,439

Gross Profit

Gross profit for the six months ended June 30, 2026, was $616,165, as compared to $nil for the six months ended June 30, 2025, an increase of $616,165. This represents an overall gross margin percentage of 30.98% for the six months ended June 30, 2026, compared to $nil in 2025. The increase in gross profit and gross margin percentage was primarily attributable to the inclusion of revenues generated from the newly acquired subsidiaries.

The following is a breakdown of gross profit percentage by category:

For the six months ended June 30, 2026
Pacific Sun – Sale of IT packaging	48.31%
AGA – Machine work	30.68%
SVM-Machine work	26.64%
A&B – Aerospace components	22.34%
Overall Gross Profit Percentage	30.98%

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026, were $357,280 compared to $99,108 for the six months ended June 30, 2025, an increase of $258,172. Research and development relates to the Company’s spending on clinical validation studies and product development. The increase is primarily attributable to research and professional services provided by INmune Bio Inc. to NorthStrive BioSciences at $12,000 per month, the continued advancement of the EL-22 research program, and development activity at the newly acquired subsidiaries, none of which were part of the Company in the comparative period.

Office and Administrative Expenses

Office and administrative expenses for the six months ended June 30, 2026 were $2,987,056, compared to $528,870 for the six months ended June 30, 2025, an increase of $2,458,186. The increase was primarily due to higher corporate activity at PMGC Holdings, including the costs of the Company’s financing initiatives and the management and integration of the newly acquired businesses, which drove general office and administrative costs to $2,405,949 from $458,639. Rent expense increased to $398,346 from $33,627, reflecting the leased premises of Pacific Sun, AGA, SVM and A&B Aerospace, none of which were part of the Company in the comparative period. Share-based compensation included in office and administration increased to $182,761 from $36,604, principally in respect of the options granted on June 1, 2026.

Consulting Fees

Consulting fees for the six months ended June 30, 2026 were $2,435,215, compared to $745,902 for the six months ended June 30, 2025, an increase of $1,689,313. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $2,082,415, compared to $300,000 in the prior-year period, representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the six months ended June 30, 2026 were $1,144,579, compared to $550,643 for the six months ended June 30, 2025, an increase of $593,936. The increase was primarily due to higher legal fees of $510,892 (2025 – $291,933) incurred on the acquisitions completed during the period, the equity line of credit financings and intellectual property matters; higher audit fees of $183,005 (2025 – $113,500) and accounting and tax fees of $93,937 (2025 – $61,856) reflecting the increased level of compliance activity; and $300,618 (2025 – $nil) of acquisition-related professional services, including staff placement fees, valuation fees, IT contracting, ISO management services and business transition consulting. This increase was partially offset by lower filing fees of $56,127 (2025 – $83,354).

Investor Relations

Investor relations expenses for the six months ended June 30, 2026 were $45,398, compared to $116,777 for the six months ended June 30, 2025, a decrease of $71,379. The decrease was primarily due to the reduction in the NASDAQ listing fee to $4,666 per month from $7,166 per month, together with the absence of certain investor relations costs incurred in the prior-year period, including $36,142 related to Broadridge and $10,000 related to Investor Hub.

Marketing and Promotion

Marketing and promotion expenses for the six months ended June 30, 2026 were $59,767, compared to $117,923 for the six months ended June 30, 2025, a decrease of $58,156. The decrease is attributable to the absence of comparable marketing agreements in the current period; the comparative period included two $125,000 promotional agreements that were not renewed.

Repairs and Maintenance

Repairs and maintenance expenses for the six months ended June 30, 2026 were $112,647, compared to $nil for the six months ended June 30, 2025. The increase reflects repairs and maintenance on the plant and machinery of the newly acquired manufacturing subsidiaries. The Company held no manufacturing assets in the comparative period.

Travel and Entertainment

Travel and entertainment expenses for the six months ended June 30, 2026 were $171,778, compared to $55,411 for the six months ended June 30, 2025, an increase of $116,367. The increase is due to a higher volume of business travel during the current period, primarily related to the acquisitions completed and the financing activities undertaken.

Other income (expense)

Other income (expense) for the six months ended June 30, 2026 was a net expense of $785,349, compared to net income of $54,941 for the six months ended June 30, 2025, an unfavorable variance of $840,290. The variance was primarily due to interest expense of $1,056,411 (2025 – $10,476), representing accretion of discount and contractual interest on the convertible debt host under the pre-paid purchases issued under the Company’s two equity line of credit facilities together with interest on the equipment financing obligations; finance costs of $620,909 (2025 – $nil) representing the original issue discount and transaction costs allocated to the bifurcated derivatives on those pre-paid purchases; and a loss on disposal of property and equipment of $63,345 (2025 – $nil). The unfavorable variance was partially offset by a fair value gain on derivative liabilities of $701,920 (2025 – $nil), a realized gain on investments of $86,392, compared to a realized loss of $371,494 in the prior-year period, and higher interest income of $146,080 (2025 – $65,383) earned on the substantially higher cash balances held following the financings. The prior-year period also included a $129,613 gain on the termination of an intangible asset and an unrealized gain on investments of $238,899, compared to $5,322 in the current period.

Comparison of the three months ended June 30, 2026 and 2025.

The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change
Revenue	$1,306,610	$-	$1,306,610
Cost of goods sold	$920,919	$-	$920,919
Gross margin	$385,691	$-	$385,691
Consulting Fees	$1,225,200	$198,345	$1,026,855
Office and Administration	$1,605,320	$319,839	$1,285,481
Professional Fees	$552,556	$284,175	$268,381
Investor Relations	$29,265	$46,827	$(17,562)
Research and Development	$310,219	$66,675	$243,544
Depreciation and Amortization	$281,237	$20	$281,217
Marketing and Promotion	$25,403	$82,329	$(56,926)
Repairs and Maintenance	$111,233	$-	$111,233
Travel and Entertainment	$63,437	$16,191	$47,246
Foreign Exchange (Gain) Loss	$9,030	$(883)	$9,913
Total operating expenses	$4,212,900	$1,013,518	$3,199,382
Other income (expense)[1]	$868,237	$434,028	$434,209
Net loss from continuing operation	$(2,958,972)	$(579,490)	$(2,379,482)
Basic and dilutive loss per common share- continuing operations	$(0.607)	$(39.138)	$38.532
Weighted average number of shares outstanding – basic and diluted	4,876,498	14,806

[1]	Other income (expense) relates to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investments, realized gain/loss on sale of investments, fair value change on derivative liabilities, gain and loss on disposal of PP&E, and other income.

Revenue, Cost of Revenue and Gross Margin

Refer to the analysis under the six months ended June 30, 2026 above.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 were $310,219, compared to $66,675 for the three months ended June 30, 2025, an increase of $243,544. The increase is primarily attributable to research and professional services provided by INmune Bio Inc. to NorthStrive BioSciences at $12,000 per month, together with development activity at the newly acquired subsidiaries.

Office and Administrative Expenses

Office and administrative expenses for the three months ended June 30, 2026 were $1,605,320, compared to $319,839 for the three months ended June 30, 2025, an increase of $1,285,481. The increase was primarily due to higher corporate activity at PMGC Holdings, including the costs of the financing initiatives and the management and integration of the newly acquired businesses, which drove general office and administrative costs to $1,243,205 from $296,806. Rent expense increased to $187,570 from $7,191, reflecting the leased premises of the newly acquired subsidiaries, including the A&B Aerospace facility taken on during the quarter. Share-based compensation included in office and administration increased to $174,545 from $15,842.

Consulting Fees

Consulting fees for the three months ended June 30, 2026 were $1,225,200, compared to $198,345 for the three months ended June 30, 2025, an increase of $1,026,855. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily attributable to bonus-related consulting expenses of $1,050,000 (2025 – $nil), representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by a decrease in external consulting services.

Professional Fees

Professional fees for the three months ended June 30, 2026 were $552,556, compared to $284,175 for the three months ended June 30, 2025, an increase of $268,381. The increase was primarily due to higher legal fees of $254,379 (2025 – $154,816) incurred on the A&B Aerospace acquisition, the new equity line of credit facility and intellectual property matters; higher audit fees of $82,000 (2025 – $53,500); and $157,330 (2025 – $nil) of acquisition-related professional services, including staff placement fees, valuation fees and business transition consulting. These increases were partially offset by lower accounting and tax fees of $33,920 (2025 – $61,856).

Investor Relations

Investor relations expenses for the three months ended June 30, 2026 were $29,265, compared to $46,827 for the three months ended June 30, 2025, a decrease of $17,562. The decrease is primarily attributable to the reduction in the NASDAQ listing fee to $4,666 per month from $7,166 per month in the comparative quarter.

Marketing and Promotion

Marketing and promotion expenses for the three months ended June 30, 2026 were $25,403, compared to $82,329 for the three months ended June 30, 2025, a decrease of $56,926. The decrease is attributable to the absence in the current quarter of the promotional agreements incurred in the comparative quarter, which were not renewed.

Repairs and Maintenance

Repairs and maintenance expenses for the three months ended June 30, 2026 were $111,233, compared to $nil for the three months ended June 30, 2025. The increase reflects repairs and maintenance on the plant and machinery of the newly acquired manufacturing subsidiaries.

Travel and Entertainment

Travel and entertainment expenses for the three months ended June 30, 2026 were $63,437, compared to $16,191 for the three months ended June 30, 2025, an increase of $47,246. The increase is due to a higher volume of business travel in the current quarter, primarily related to the A&B Aerospace acquisition and the equity line of credit financing.

Other income (expense)

Other income (expense) for the three months ended June 30, 2026 was net income of $868,237, compared to net income of $434,028 for the three months ended June 30, 2025, a favorable variance of $434,209. The favorable variance was primarily due to a fair value gain on derivative liabilities of $1,383,046 (2025 – $nil), partially offset by interest expense of $582,241 (2025 – $2), comprising accretion of discount and contractual interest on the convertible debt host under the pre-paid purchases together with interest on the equipment financing obligations; finance costs of $58,987 (2025 – $nil) on Secured Pre-Paid Purchase #1 issued in April 2026 under the new $40 million equity line of credit facility; and an unrealized loss on investments of $32,265, compared to an unrealized gain of $299,303 in the comparative quarter. These items were partially offset by interest income of $83,159 (2025 – $36,527) and a realized gain on investments of $63,241 (2025 – $95,184).

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

As of June 30, 2026, we had cash of $18,141,758 and as of December 31, 2025, we had cash of $5,402,333. The increase between December 31, 2025 and June 30, 2026 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities. As of June 30, 2026 and December 31, 2025, the Company had a net working capital of $5,504,403 and $2,928,959, respectively, and has an accumulated deficit of $28,926,081 and $21,017,440, respectively. Furthermore, for the six months ended June 30, 2026, and 2025, the Company incurred a net loss of $7,908,641 and $2,170,810, respectively and used $4,967,374 and $2,693,714, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company believes it will have sufficient funds for at least the next 12 months from the issuance date of the unaudited condensed consolidated financial statements.

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

The following table provides selected financial data as of June 30, 2026, and December 31, 2025, respectively

	June 30, 2026	December 31, 2025	Change
Current assets	$20,832,950	$6,871,255	$13,961,695
Current liabilities	$15,328,547	$3,942,296	$11,386,251
Working capital	$5,504,403	$2,928,959	$2,575,444

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Cash used in operating activities	$(4,967,374)	$(2,693,714)	$(2,273,660)
Cash used in investing activities	$(6,168,540)	$(18,479)	$(6,150,061)
Cash provided by financing activities	$23,873,000	$4,410,768	$19,462,232

Cash Flow from Operating Activities

For the six months ended June 30, 2026, net cash flows used in operating activities was $4,967,374 compared to $2,693,714 used during the six months ended June 30, 2025, respectively, primarily due to the net loss for the period and the timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities was $6,168,540, compared to $18,479 for the same period in 2025. The increase was primarily driven by the Company’s acquisition of SVM for cash consideration of $2,019,909, the acquisition of A&B Aerospace for cash consideration of $3,826,283, purchases of investment securities through PMGC Capital, and purchases of property and equipment, partially offset by cash proceeds from the sale of investments. In comparison, investing activities during the six months ended June 30, 2025 were limited, with no business acquisitions; the Company made strategic investments in publicly traded companies of $995,100 and advanced $127,300 under a short-term promissory note, offset by proceeds from the sale of investments of $1,109,921.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $23,873,000, compared to $4,410,768 for the same period in 2025. The increase was primarily attributable to net cash proceeds of approximately $14.09 million from the second, third and fourth Pre-Paid Purchases under the Company’s $20 million equity line of credit facility, a further $9.73 million from the first Pre-Paid Purchase and the concurrent sale of registered shares under the new $40 million facility entered into on April 16, 2026, and $353,468 of equipment financing proceeds.

These inflows were partially offset by the settlement in full of the promissory notes payable on April 16, 2026 and repayments made toward the equipment financing loan during the period. During the six months ended June 30, 2025, financing activities consisted primarily of $1,245,306 in proceeds from the issuance of common stock and pre-funded warrants, $1,698,058 in proceeds from the exercise of Series A warrants and $1,467,583 from the sale of common shares under the At-the-Market share sales agreement.

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

During the six months ended June 30, 2026 and 2025, the Company recorded $182,761 and ($42,996), respectively, in share-based compensation expense, of which $182,761 and $36,604, is included in office and administration and $nil and ($79,600), respectively, is included in discontinued operations. Within discontinued operations for the six months ended June 30, 2025, ($73,768) and ($5,832) is included in office and administration and research and development, respectively. Share-based compensation recognized in the current period relates principally to the 1,125,692 options granted on June 1, 2026 at an exercise price of $1.77, having a grant-date fair value of $1,520,085 and vesting monthly over 36 tranches.

Determining the appropriate fair value model and the related assumptions requires judgment. During the six months ended June 30, 2026 and the year ended 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Quarterly Report.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) of Regulation S-K) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (ii) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) There have been no sales of unregistered equity securities which took place in the fiscal quarter beginning on April 1, 2026 to June 30, 2026 that we have not previously disclosed in a Current Report on Form 8-K filed with the SEC.

(b) Not applicable.

(c) There were no repurchases of our Common Stock in the fiscal quarter ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the fiscal quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.4	Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on February 21, 2025).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2025).
3.6	Certificate of Amendment filed on August 28, 2025 (included as Exhibit 3.1 to the current report on Form 8-K filed on September 4, 2025 and incorporated herein by reference).
3.7	Certificate of Amendment filed on September 15, 2025 (included as Exhibit 3.1 to the current report on Form 8-K filed on September 17, 2025 and incorporated herein by reference).
3.8	Certificate of Amendment filed on January 6, 2026 (included as Exhibit 3.1 to the current report on Form 8-K filed on January 6, 2026 and incorporated herein by reference).
3.9	Certificate of Amendment filed on March 4, 2026 (included as Exhibit 3.1 to the current report on Form 8-K filed on March 10, 2026 and incorporated herein by reference).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 17, 2026).
10.2	Form of Secured Pre-Paid Purchase #1 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 17, 2026).
10.3	Stock Purchase Agreement for A&B Aerospace, Inc. dated as of May 11, 2026 (incorporated by reference to the current report on Form 8-K filed on May 13, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.

*	The schedules, exhibits or similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules, exhibits, or similar attachments to the SEC upon request. Certain portions of this exhibit have been redacted.

+	Portions of this exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: August 14, 2026	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)