Form 10-Q
period 2026-09-30
PMGC Holdings Inc.
filed 2026-11-13
CIK 1840563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41875

PMGC HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	33-2382547
(State of incorporation)	(I.R.S. Employer Identification No.)

Graydon Bensler

520 Newport Center Drive, Suite 470

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

As of November 11, 2026, there were 1,168,935 shares of our common stock, par value $0.0001 per share, issued and outstanding.

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

For the nine months ended September 30, 2026, and 2025

(Unaudited - Expressed in United States Dollars)

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in United States dollars)

As of:	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash	$12,981,851	$5,402,333
Receivables, net	1,233,558	245,423
Other receivables	133,801	95,108
Prepaids and deposits	727,779	461,239
Inventory	930,234	95,098
Investment in securities- current	548,029	572,054
Total Current Assets	16,555,252	6,871,255

Restricted cash held in Trust Account	100,422,693	-
Royalty receivable, net of current portion	31,220	-
Investment in securities- noncurrent	500,000	-
Operating lease right-of-use-assets	4,624,072	1,241,527
Property and equipment, net	2,200,695	885,520
Intangibles, net	5,729,533	2,892,397
Goodwill	3,037,815	977,774
TOTAL ASSETS	$133,101,280	$12,868,473
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,483,580	$697,633
Due to related parties	1,695,520	1,032,895
Current portion of consideration payable	1,261,280	206,250
Current portion of operating lease liability	654,395	247,627
Current portion of equipment financing payable	119,648	-
Derivative liabilities	542,605	418,412
Over-allotment option liability	9,600	-
Current portion of promissory notes payable	-	85,000
Convertible debt	7,259,043	1,254,479
Total Current Liabilities	13,025,671	3,942,296

Promissory notes payable	-	85,000
Operating lease liability	4,037,952	972,843
Equipment financing payable	439,044	-
Deferred tax liabilities	30,972	30,972
Deferred underwriting fee payable	3,500,000	-
TOTAL LIABILITIES	$21,033,639	$5,031,111
Commitments and Contingencies
Redeemable noncontrolling interest – Class A ordinary shares of NorthStrive Acquisition Corp I. subject to possible redemption, 10,000,000 and nil shares at redemption value of approximately $10.04 per share as of September 30, 2026, and December 31, 2025, respectively	100,422,693	-
EQUITY
Preferred stock $0.0001 par value; 500,000,000 stock authorized:
Series B preferred stock, 6,372,874 and 6,372,874 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	637	637
Common stock, $0.0001 par value, 1,000,000,000 and 8,333,334 shares authorized as of September 30, 2026, and December 31, 2025, respectively; 889,586 and 8,070 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively (1)	89	1
Additional paid-in capital	43,440,700	28,856,503
Accumulated other comprehensive income	-	(2,339)
Accumulated deficit	(31,332,382)	(21,017,440)
Total PMGC Holdings Inc. stockholders’ equity	12,109,044	7,837,362
Noncontrolling interest	(464,096)	-
TOTAL EQUITY	11,644,948	7,837,362
TOTAL LIABILITIES, TEMPORARY EQUITY AND EQUITY	$133,101,280	$12,868,473

(1)	Reflects the 1-for-4 reverse stock split that became effective on January 6, 2026, the 1-for-6 reverse stock split that became effective on March 10, 2026, and the 1-for-10 reverse stock split that became effective on August 21, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2026 and September 30, 2025

(Unaudited - Expressed in United States dollars)

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025

Revenue	$2,530,364	285,948	4,518,968	285,948
Total revenue	2,530,364	285,948	4,518,968	285,948

Cost of Goods Sold	1,928,920	207,918	3,301,359	207,918
Gross margin	$601,444	78,030	1,217,609	78,030

Operating expenses
Bad debt expense	-	-	1,567	-
Depreciation and amortization	284,805	35,284	725,486	36,389
Marketing and promotion	72,754	64,484	132,521	182,407
Consulting fees	175,200	621,103	2,610,415	1,367,005
Office and administrative	1,896,245	726,543	4,883,301	1,255,413
Professional fees	322,692	389,111	1,467,271	939,754
Investor relations	99,699	44,380	145,097	161,157
Research and development	130,261	15,000	487,541	114,108
Repairs and maintenance	29,731	312,579	142,378	312,579
Foreign exchange (gain) loss	3,546	4,174	24,126	3,677
Travel and entertainment	65,432	64,273	237,210	119,684
Total operating expenses	$3,080,365	2,276,931	10,856,913	4,492,173

Other income (expense)
Finance cost	(28,109)	(179,479)	(649,018)	(179,479)
Change in fair value of derivative liabilities	216,456	-	918,376	-
Change in fair value of contingent consideration	55,668	-	55,668	-
Dividend income	2,595	5,775	7,022	8,791
Gain on the termination of the intangible asset	-	-	-	129,613
Interest income	488,990	24,406	635,070	89,789
Interest expense	(488,385)	(17,401)	(1,544,796)	(27,877)
Realized gain (loss) on investments	75,924	(25,871)	162,316	(397,365)
Unrealized gain (loss) on investments	(72,066)	(230,461)	(66,744)	8,438
Gain(loss) on disposal of PP&E	-	-	(63,345)	-
Other income	6,995	5,914	18,170	5,914
Net loss from continuing operations	$(2,220,853)	(2,616,018)	(10,166,585)	(4,776,319)

Net income (loss) from discontinued operations (Note 4)	(21,885)	21,698	15,206	11,189
Net loss	(2,242,738)	(2,594,320)	(10,151,379)	(4,765,130)
Net loss attributable to:
PMGC Holdings Inc. stockholders	(2,406,301)	(2,594,320)	(10,314,942)	(4,765,130)
Noncontrolling interest	163,563	-	163,563	-
Other comprehensive income (loss)
Currency translation adjustment	-	469	2,339	(416)
Total comprehensive loss	$(2,242,738)	(2,593,851)	(10,149,040)	(4,765,546)
Total comprehensive loss attributable to:
PMGC Holdings Inc. stockholders	(2,406,301)	(2,593,851)	(10,312,603)	(4,765,546)
Noncontrolling interest	163,563	-	163,563	-

Basic and diluted loss per share
Continuing operations	$(4.011)	(1,188.019)	(24.973)	(3,296.290)
Discontinued operations	$(0.027)	9.854	0.034	7.722
Weighted average shares outstanding(1)	799,140	2,202	446,511	1,449

(1)	Reflects the 1-for-4 reverse stock split that became effective on January 6, 2026, the 1-for-6 reverse stock split that became effective on March 10, 2026, and the 1-for-10 reverse stock split that became effective on August 21, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-240.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock				Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Total PMGC stockholders’ equity	Noncontrolling interest	Total equity
	#	$	#	$	$	$	$	$	$	$
Balance, June 30, 2025	1,759	-	6,372,874	637	24,490,197	(15,440,437)	(1,222)	9,049,175	-	9,049,175
Issuance of common shares under ATM program	76	-	-	-	204,521	-	-	204,521	-	204,521
Exercise of replacement warrants	985	-	-	-	1,511,443	-	-	1,511,443	-	1,511,443
Issuance of commitment shares of ELOC	236	-	-	-	306,180	-	-	306,180	-	306,180
Issuance of Pre-Delivery shares of ELOC	43	-	-	-	7	-	-	7	-	7
Round up shares due to the reverse stock split	2	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	13,180	-	-	13,180	-	13,180
Net loss for the period	-	-	-	-	-	(2,594,320)	-	(2,594,320)	-	(2,594,320)
Currency translation adjustment	-	-	-	-	-	-	469	469	-	469
Balance, September 30, 2025	3,101	-	6,372,874	637	26,525,528	(18,034,757)	(753)	8,490,655	-	8,490,655

Balance, June 30, 2026	615,379	62	6,372,874	637	45,662,281	(28,926,081)	-	16,736,899	-	16,736,899
Issuance of common shares in the partial settlement of Pre-Paid Purchases	194,206	19	-	-	1,827,465	-	-	1,827,484	-	1,827,484
Issuance of Exchange Shares under the Pre-Paid Purchase #2 exchange agreement	80,000	8	-	-	532,790	-	-	532,798	-	532,798
Round up shares due to the reverse stock split	1	-	-	-	-	-	-	-	-	-
Share-based compensation	-	-	-	-	355,363	-	-	355,363	-	355,363
Issuance of Class B ordinary shares of NorthStrive Acquisition Corp I. to noncontrolling interests	-	-	-	-	-	-	-	-	11,835	11,835
Fair value of public warrants issued in NorthStrive Acquisition Corp I. initial public offering	-	-	-	-	-	-	-	-	2,028,000	2,028,000
Fair value of rights included in NorthStrive Acquisition Corp I. public units	-	-	-	-	-	-	-	-	1,743,000	1,743,000
Transaction costs allocated to public warrants, rights and over-allotment option	-	-	-	-	(4,563)	-	-	(4,563)	(190,960)	(195,523)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(4,932,636)	-	-	(4,932,636)	(4,219,534)	(9,152,170)
Net loss for the period	-	-	-	-	-	(2,406,301)	-	(2,406,301)	163,563	(2,242,738)
Balance, September 30, 2026	889,586	89	6,372,874	637	43,440,700	(31,332,382)	-	12,109,044	(464,096)	11,644,948

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended September 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	Common Stock		Series B Preferred Stock				Accumulated
	Number of shares	Amount	Number of shares	Amount	Additional paid-in capital	Accumulated deficit	other comprehensive income	Total PMGC stockholders’ equity	Noncontrolling interest	Total equity
	#	$	#	$	$	$	$	$	$	$

Balance, January 1, 2025	523	-	-	-	19,929,528	(13,269,627)	(337)	6,659,564	-	6,659,564
Settlement of accrued bonus liability	-	-	6,372,874	637	149,363	-	-	150,000	-	150,000
Issued and issuable shares for acquisition of intangible assets	15	-	-	-	43,535	-	-	43,535	-	43,535
Exercise of Series A Warrants	165	-	-	-	1,698,058	-	-	1,698,058	-	1,698,058
Issued pursuant to the registered direct offering	154	-	-	-	1,245,306	-	-	1,245,306	-	1,245,306
Repurchase of shares	-	-	-	-	(179)	-	-	(179)	-	(179)
Round up shares due to reverse stock splits	-	-	-	-	-	-	-	-	-	-
Exercise of Pre-funded Warrants	197	-	-	-	-	-	-	-	-	-
Issuance of common shares under ATM program	783	-	-	-	1,672,104	-	-	1,672,104	-	1,672,104
Exercise of replacement warrants	985	-	-	-	1,511,443	-	-	1,511,443	-	1,511,443
Issuance of commitment shares of ELOC	236	-	-	-	306,180	-	-	306,180	-	306,180
Issuance of Pre-Delivery shares of ELOC	43	-	-	-	7	-	-	7	-	7
Share-based compensation	-	-	-	-	(29,817)	-	-	(29,817)	-	(29,817)
Net loss for the period	-	-	-	-	-	(4,765,130)	-	(4,765,130)	-	(4,765,130)
Currency translation adjustment	-	-	-	-	-	-	(416)	(416)	-	(416)
Balance, September 30, 2025	3,101	-	6,372,874	637	26,525,528	(18,034,757)	(753)	8,490,655	-	8,490,655

Balance, January 1, 2026	8,070	1	6,372,874	637	28,856,503	(21,017,440)	(2,339)	7,837,362	-	7,837,362
Round up shares due to the reverse stock splits	1	-	-	-	(1)	-	-	(1)	-	(1)
Issuance of common shares in the partial settlement of Pre-Paid Purchases	775,268	77	-	-	17,558,979	-	-	17,559,056	-	17,559,056
Issuance of registered shares	26,247	3	-	-	891,504	-	-	891,507	-	891,507
Issuance of Exchange Shares under the Pre-Paid Purchase #2 exchange agreement	80,000	8	-	-	532,790	-	-	532,798	-	532,798
Share-based compensation	-	-	-	-	538,124	-	-	538,124	-	538,124
Issuance of Class B ordinary shares of NorthStrive Acquisition Corp I. to noncontrolling interests	-	-	-	-	-	-	-	-	11,835	11,835
Fair value of public warrants issued in NorthStrive Acquisition Corp I. initial public offering	-	-	-	-	-	-	-	-	2,028,000	2,028,000
Fair value of rights included in NorthStrive Acquisition Corp I. public units	-	-	-	-	-	-	-	-	1,743,000	1,743,000
Transaction costs allocated to public warrants, rights and over-allotment option	-	-	-	-	(4,563)	-	-	(4,563)	(190,960)	(195,523)
Remeasurement of Class A ordinary shares subject to possible redemption	-	-	-	-	(4,932,636)	-	-	(4,932,636)	(4,219,534)	(9,152,170)
Net loss for the period	-	-	-	-	-	(10,314,942)	-	(10,314,942)	163,563	(10,151,379)
Currency translation adjustment	-	-	-	-	-	-	2,339	2,339	-	2,339
Balance, September 30, 2026	889,586	89	6,372,874	637	43,440,700	(31,332,382)	-	12,109,044	(464,096)	11,644,948

(1)	Reflects the 1-for-4 reverse stock split that became effective on January 6, 2026, the 1-for-6 reverse stock split that became effective on March 10, 2026, and the 1-for-10 reverse stock split that became effective on August 21, 2026. On a combined basis, this reflects retrospectively a reverse stock split of 1-for-240.

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

	September 30, 2026	September 30, 2025
Operating activities
Net loss	$(10,151,379)	$(4,765,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,567	-
Depreciation and amortization	805,944	36,906
Finance cost	633,571	179,479
Share-based compensation	538,124	(29,817)
Straight-line rent expense	89,332	(30,633)
Change in fair value of derivative liabilities	(918,376)	-
Change in fair value of contingent consideration	(55,668)	-
Non-cash interest expense	1,519,324	27,081
Research and development costs for intangible assets	-	14,358
Gain on termination of intangible asset	-	(129,613)
Loss on the sale of Skincare	-	39,676
Loss on disposal of PP&E	63,345	-
Realized loss (gain) on sale of investments	(162,316)	397,365
Unrealized loss(gain) on investments	66,744	(8,438)

Changes in operating assets and liabilities:
Receivables and other receivables	(265,134)	(81,811)
Prepaid expenses and deposits	(260,180)	194,882
Inventory	(276,635)	124,497
Accounts payable and accrued liabilities	482,628	265,541
Customer deposits	-	(20,496)
Due to related parties	662,625	(397,728)
Cash flows used in operating activities[1]	$(7,226,484)	$(4,183,881)

Investing activities
Purchase of investments	(3,374,724)	(1,564,059)
Proceeds from sale of investments	2,994,321	1,246,228
Purchase of equipment	(696,944)	(95,594)
Acquisition of businesses, net of cash acquired	(5,848,530)	(1,669,787)
Issuance of promissory note	-	(127,300)
Purchase of intangible assets	-	(6,000)
Cash flows used in investing activities[1]	$(6,925,877)	$(2,216,512)

Financing activities
Exercise of Series A warrants, net	-	1,698,058
Proceeds from the registered direct offering, net	-	1,245,306
Exercise of replacement warrants, net	-	1,511,443
Repurchase of shares and warrants	-	(179)
Issuance of common shares under ATM agreement, net	-	1,672,104
Repayment towards promissory note	(170,000)	-
Equipment financing proceeds	618,412	-
Repayment towards equipment financing	(158,836)	-
Proceeds from the Pre-Paid Purchases of Equity Purchase Facility (“ELOC”), net	22,929,612	3,990,007
Proceeds from issuance of registered shares	891,507	-
Proceeds from sale of units in NorthStrive Acquisition Corp I. initial public offering, net of underwriting discount	99,000,000	-
Proceeds from issuance of Class B ordinary shares of NorthStrive Acquisition Corp I. to noncontrolling interests	11,835	-
Payment of offering costs of NorthStrive Acquisition Corp I.	(501,968)	-
Payment of contingent consideration	(468,329)	-
Cash flows provided by financing activities	$122,152,233	$10,116,739
Effect of exchange rate changes on cash and restricted cash	2,339	(237)

Increase in cash and restricted cash	108,002,211	3,716,109
Cash and restricted cash, beginning of period	5,402,333	3,984,453
Cash and restricted cash, end of period	$113,404,544	$7,700,562

Cash	12,981,851	7,700,562
Restricted cash held in Trust Account	100,422,693	-

PMGC Holdings Inc. (formerly Elevai Labs Inc.)

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026, and 2025

(Unaudited - Expressed in United States dollars)

Supplemental cash flow information:
Cash paid for interest	$170,595	$14,389
Cash paid for taxes	-	-

Non-cash Investing and Financing transactions:
Common stock issued and issuable on acquisition of intangible asset	-	43,535
Shares received as proceeds for the sale of Skincare	-	728,550
Series B preferred shares issues to settle accrued bonus liability	-	150,000
Consideration payable settled through termination of the agreement	-	894,151
Common stock issued in the partial settlement of Pre-Paid Purchases	17,559,056	-
Common stock issued under the Pre-Paid Purchase #2 exchange agreement	532,798	-
Commitment shares on the ELOC	-	306,180
Remeasurement of Class A ordinary shares subject to possible redemption	9,152,170	-
Deferred underwriting fee payable	3,500,000	-
Offering costs included in accrued liabilities	75,000	-
Initial classification of public warrants and rights of NorthStrive Acquisition Corp I. as noncontrolling interest	3,771,000	-
Initial classification of over-allotment option liability of NorthStrive Acquisition Corp I.	90,100	-

[1]	Refer to Note 4 for disclosure of cash flows used in operating and investing activities of discontinued operations.

1.	Organization and nature of operations

PMGC Holdings Inc. (formerly Elevai Labs Inc.) (“PMGC”) was incorporated under the laws of the State of Delaware on June 9, 2020. During 2024, PMGC completed a reorganization that included a name change and redomiciling from Delaware to Nevada. PMGC and its 100% owned subsidiaries, PMGC Research Inc. (formerly Elevai Research Inc) (“PMGC Research”), PMGC Impasse Corp (formerly Elevai Skincare Inc.), NorthStrive Biosciences Inc. (formerly Elevai Biosciences, Inc), “Northstrive Biosciences”, PMGC Capital LLC (“PMGC Capital”), Pacific Sun Packaging Inc. (“Pacific Sun”), AGA Precision Systems LLC (“AGA”), ELAB Opportunity Holdings LLC (“ELAB Opportunity”) and SVM Machining Inc.(“SVM”), NorthStrive Defense Tech LLC (“NorthStrive Defense Tech”), A&B Aerospace, Inc. (“A&B”) and NorthStrive Sponsor I LLC (the “Sponsor”), together with NorthStrive Acquisition Corp I, are collectively referred to in these consolidated financial statements as “the Company.”

As part of its diversification and growth strategy, the Company completed the following acquisitions during the nine months ended September 30, 2026:

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

NorthStrive Sponsor I LLC (the “Sponsor”) is a wholly owned subsidiary of PMGC. The Sponsor acts as sponsor of NorthStrive Acquisition Corp I (“NorthStrive Acquisition”), a special purpose acquisition company incorporated as an exempted company with limited liability under the laws of the Cayman Islands with effect from April 27, 2026, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Through the Sponsor, PMGC holds 51.7% of NorthStrive Acquisition’s Class B ordinary shares, which are the only shares entitled to appoint and remove its directors before a business combination, and approximately 18.1% of its issued and outstanding ordinary shares as of September 30, 2026. NorthStrive Acquisition is a variable interest entity of which PMGC is the primary beneficiary and is consolidated in these unaudited condensed consolidated financial statements (Note 16).

On July 24, 2026, NorthStrive Acquisition publicly filed a registration statement with the SEC in respect of a proposed initial public offering of 10,000,000 units at a proposed price of $10.00 per unit, for gross proceeds of $100,000,000. On August 19, 2026, NorthStrive Acquisition completed its initial public offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000.

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

As of September 30, 2026, and December 31, 2025, the Company had net working capital of $3,529,581 and $2,928,959, respectively, and an accumulated deficit of $31,332,382 and $21,017,440, respectively. Furthermore, for the nine months ended September 30, 2026, and 2025, the Company incurred net losses of $10,151,379 and $4,765,130, respectively, and used $7,226,484 and $4,183,881, respectively, in cash flows from operating activities. Restricted cash held in NSAI’s Trust Account of $100,422,693 is not available to fund the Company’s operations, as it is reserved to redeem NSAI’s public shares (Note 3). These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and are expressed in United States dollars. Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, we have included all adjustments considered necessary for a fair presentation and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the years ended December 31, 2025, and 2024. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PMGC and its 100% owned subsidiaries, PMGC Impasse, Northstrive BioSciences, PMGC Capital, ELAB Opportunity, Pacific Sun, AGA (merged into A&B effective July 2, 2026), SVM, A&B, NorthStrive Defense Tech and NorthStrive Sponsor I LLC (the “Sponsor”), and the accounts of NorthStrive Acquisition Corp I. (“NSAI”), a variable interest entity of which the Company, through the Sponsor, is the primary beneficiary (Note 16). All intercompany accounts, transactions and profits were eliminated in the unaudited condensed consolidated financial statements.

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

Restricted Cash

Restricted cash consists of cash and investments held in the trust account of NSAI (the “Trust Account”). Under the terms of NSAI’s trust agreement, the funds in the Trust Account may be invested only in U.S. government securities or money market funds and may be released only to fund the completion of NSAI’s initial business combination, to redeem NSAI’s public shares, or to pay NSAI’s taxes. As of September 30, 2026, the funds in the Trust Account were held in an interest-bearing demand deposit account. The Trust Account is therefore not available to fund the Company’s operations and is presented as a non-current asset. Cash and restricted cash of $113,404,544 presented in the condensed consolidated statement of cash flows as of September 30, 2026 comprises cash of $12,981,851 and restricted cash held in the Trust Account of $100,422,693 (December 31, 2025 – cash of $5,402,333 and restricted cash of $nil).

Variable Interest Entities and Noncontrolling Interests

The Company evaluates whether it holds a variable interest in entities with which it has a financial relationship and, if so, whether the entity is a variable interest entity (“VIE”) under ASC 810, Consolidation. The Company consolidates a VIE when it is the primary beneficiary, being the party that has both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE. The Company reconsiders whether an entity is a VIE when a reconsideration event occurs and reassesses whether it is the primary beneficiary on an ongoing basis.

Noncontrolling interests represent the portion of equity in consolidated subsidiaries that is not attributable, directly or indirectly, to the Company. Noncontrolling interests that are not redeemable are presented as a separate component of equity. They comprise NSAI’s Class B ordinary shares held by parties other than the Sponsor and the public warrants and rights issued by NSAI, which are freestanding equity-classified instruments of a subsidiary (ASC 810-10-45-17A). NSAI’s net income or loss is attributed between the Company and the noncontrolling interest in NSAI’s Class B ordinary shares in proportion to their holdings of NSAI’s non-redeemable ordinary shares. Losses continue to be attributed to the noncontrolling interest even if this results in a deficit balance.

Redeemable Noncontrolling Interest (Temporary Equity)

NSAI’s Class A ordinary shares issued in its initial public offering (the “Public Shares”) are redeemable at the option of the holders in connection with NSAI’s initial business combination, certain amendments to NSAI’s memorandum and articles of association, or NSAI’s liquidation. These events are not solely within the Company’s control. In accordance with ASC 480-10-S99-3A, the Public Shares are presented as redeemable noncontrolling interest in temporary equity, outside of total equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying amount of the redeemable noncontrolling interest to equal its redemption value at the end of each reporting period. Remeasurement of the redeemable noncontrolling interest is recorded in equity and does not affect net loss. The Company has elected to allocate the remeasurement between the controlling interest and the noncontrolling interest in NSAI’s Class B ordinary shares in proportion to their holdings of NSAI’s non-redeemable ordinary shares. The controlling interest’s share is charged against additional paid-in capital, to the extent available, and thereafter against accumulated deficit. The Public Shares are redeemable at an amount other than fair value. Accordingly, in accordance with ASC 480-10-S99-3A, the controlling interest’s share of the portion of the remeasurement that reflects a redemption value in excess of the fair value of the Public Shares is treated in the same manner as a dividend and increases the net loss attributable to PMGC Holdings Inc. common stockholders used to compute loss per share. The fair value of the Public Shares is determined using their quoted closing price on the Nasdaq Capital Market (Level 1). The Public Shares will be reclassified to liabilities if and when holders elect to redeem them.

As of September 30, 2026, the redemption value of the Public Shares of $100,422,693, or $10.04 per share, exceeded their fair value of $98,900,000, or $9.89 per share, by $1,522,693, of which $820,671 is attributable to the controlling interest. Accordingly, the net loss attributable to PMGC Holdings Inc. common stockholders used to compute basic and diluted loss per share from continuing operations was increased by $820,671 for each of the three and nine months ended September 30, 2026. The Public Shares are ordinary shares of NSAI, a consolidated subsidiary, and are not included in the weighted average number of shares of the Company’s common stock outstanding. NSAI’s potentially dilutive securities, including its public warrants and public rights, were excluded from the computation of diluted loss per share because their effect would be antidilutive.

Other than the accounting policies for restricted cash, variable interest entities and noncontrolling interests, and redeemable noncontrolling interest described above, which were adopted in connection with the formation and initial public offering of NSAI, there have been no material changes to the Company’s significant accounting policies as disclosed in our Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, and in July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. Both ASUs are effective for the Company for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods, and were adopted on January 1, 2026. The adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires an entity to consider the factors in ASC 805-10-55-12 through 55-15 in determining the accounting acquirer when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a VIE that meets the definition of a business. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, and is applied prospectively. The Company is evaluating the effect of the ASU, including on any business combination completed by NSAI.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. In September 2025, the FASB also issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is evaluating the effect of these ASUs, including the effect of ASU 2025-07 on the embedded derivatives in its convertible debt (Note 15).

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and adds a principle requiring disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. In December 2025, the FASB also issued ASU 2025-12, Codification Improvements, which is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. The Company is evaluating the effect of these ASUs on its disclosures.

Other recently issued accounting standards are not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements

4.	Assets and liabilities held for sale and Discontinued operations

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

The following table summarizes the major line items for the skincare business that are included in loss from discontinued operations, net of taxes in the consolidated statements of operations:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Revenue	$-	$-	$-	$152,381
Cost of goods sold	-	-	-	30,530
Gross profit	$-	$-	$-	$121,851

Expenses
Depreciation	-	-	-	517
Marketing and promotion	-	-	-	6,924
Consulting fees	-	-	-	-
Office and administrative	-	83	-	54,958
Professional fees	-	-	-	50,460
Investor relations	-	-	-	-
Research and development	-	-	-	16,921
Foreign exchange (gain) loss	-	-	-	1,875
Travel and entertainment	-	-	-	10,726
Total expenses	$-	$83	$-	$142,381

Other income (expense)
Other income	15,615	21,781	52,706	71,395
Legal settlement	(37,500)	-	(37,500)	-
Interest expense	-	-	-	-
Loss on the sale of Skincare	-	-	-	(39,676)
Net income (loss) from discontinued operations	$(21,885)	$21,698	$15,206	$11,189

The Company recorded a loss on sale of discontinued operations of $39,676. The proceeds on sale, which was the fair value of the buyer shares received on Closing, amounted to $728,550, and the carrying amounts of the net assets and liabilities sold amounted to $768,226.

The following represents the cash flows from operating and investing activities of discontinued operations for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Cashflows used in operating activities	$(37,500)	$(153,069)
Cashflows used in investing activities	-	-

5.	Business combinations

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

As of June 30, 2026, the estimated fair value of the contingent consideration liability was $217,204. The Company remeasures the contingent consideration liability at each reporting date. Changes in the liability due to the passage of time are recognized as accretion expense, while other changes in fair value, if any, are recognized in earnings. For the three and nine months ended September 30, 2026, the Company recognized accretion expense of $nil and $10,955, respectively. Following the end of the earnout period on July 6, 2026, the contingent consideration was remeasured to $161,536 based on actual gross revenue of $740,427, representing 64.6% of the target amount, and the Company recognized a gain on the change in fair value of contingent consideration of $55,668 during the three months ended September 30, 2026. The contingent consideration was paid in full during the three months ended September 30, 2026, and no liability remained outstanding as of September 30, 2026.

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

As part of the acquisition, the Company issued a promissory note with a principal amount of $170,000, bearing interest at 8% per annum and payable in equal quarterly installments over a two-year term. During the nine months ended September 30, 2026, the Company made repayments of $172,576, comprising principal of $170,000 and interest of $2,576, to settle the promissory note.

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

The following table summarizes the fair value of consideration transferred and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Cash	$2,000,000
Target cash balance delivered with the company	130,000
Working capital adjustment	69,148
Indemnification holdback	250,000
Earnout payable	555,000
Total consideration	$3,004,148

Net assets (liabilities) acquired of the Company:
Cash	$179,239
Receivables, net	323,800
Inventory	43,890
Property and equipment	637,000
Right-of-use asset	1,111,015
Intangible - customer relationships	252,000
Intangible – brand name	131,000
Intangible- backlog	127,000
Intangible- intellectual properties and certifications	487,000
Accounts payable and accrued liabilities	(56,747)
Lease liability	(1,111,015)
Total net assets (liabilities)	$2,124,182

Goodwill	$879,966

Goodwill recognized primarily reflects expected synergies from integrating SVM’s operations and workforce and is not expected to be deductible for tax purposes. The results of SVM’s operations are included in the consolidated financial statements beginning February 2, 2026.

A&B Aerospace, Inc.

On May 11, 2026, the Company completed the acquisition of 100% of the issued and outstanding shares of A&B, a California-based precision machining business serving aerospace customers, on a cash-free, debt-free basis. The transaction was accounted for as a business combination under ASC 805. Consideration comprised cash paid at closing of $4,575,000, an indemnification holdback of $225,000 retained by the Company, and a net working capital adjustment of $538,073, for total consideration of $5,338,073. Cash paid at closing comprised the base purchase price of $4,275,000 and $300,000 in respect of the closing cash target. The net working capital adjustment represents the final closing adjustment payable to the sellers under the stock purchase agreement, and comprised a closing cash adjustment of $448,717, being the amount by which the estimated closing cash balance of $748,717 exceeded the $300,000 target, and $89,357, being the amount by which estimated closing net working capital of $945,026 exceeded the net working capital target of $855,669.

The purchase price allocation is provisional. The final adjustment amount contemplated by the stock purchase agreement had not been determined as of September 30, 2026, and the Company is continuing to evaluate the fair values assigned to the assets acquired and the liabilities assumed. Measurement period adjustments, if any, will be recognized within one year of the acquisition date. During the three months ended September 30, 2026, the Company recorded a measurement period adjustment that decreased receivables acquired by $2,338 and increased goodwill by the same amount. The adjustment had no effect on earnings.

The following table summarizes the fair value of consideration transferred and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed:

Cash paid at closing	$4,575,000
Indemnification holdback	225,000
Net working capital adjustment	538,073
Total consideration	$5,338,073

Net assets (liabilities) acquired of the Company:
Cash	$748,717
Receivables, net	468,343
Inventory	514,611
Prepaid expenses and deposits	6,360
Property and equipment	241,500
Intangible assets	2,434,159
Accounts payable and accrued liabilities	(156,576)
Notes payable assumed	(99,116)
Total net assets (liabilities)	$4,157,998

Goodwill	$1,180,075

Goodwill recognized primarily reflects expected synergies from integrating A&B’s operations, its assembled workforce and its qualification and certification base, and is not expected to be deductible for tax purposes. The results of A&B’s operations are included in the consolidated financial statements beginning May 11, 2026.

6.	Receivables

As of September 30, 2026, and December 31, 2025, receivables consisted of trade receivables, net of an allowance for credit losses of $2,777 and $nil, of $1,233,558 and $245,423, respectively. During the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company wrote off $1,567 and $55,380, respectively, of trade receivables deemed uncollectible. Management considers the allowance for credit losses of $2,777 sufficient to reflect current expected credit losses on the remaining balance.

7.	Prepaids and Deposits

As of September 30, 2026, and December 31, 2025, prepaid and deposits consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid expenses	$589,209	$363,314
Deposits	138,570	97,925
	$727,779	$461,239

8.	Inventory

As of September 30, 2026, and December 31, 2025, inventory consisted of the following:

	September 30, 2026	December 31, 2025
Finished goods	$449,413	$85,098
Work in progress	438,548	-
Raw materials	42,273	10,000
	$930,234	$95,098

Cost of inventory recognized as expense in cost of sales for the three months ended September 30, 2026 and 2025, totaled $746,102 and $123,078 and for the nine months ended September 30, 2026 and 2025, totaled $1,932,659 and $123,078, respectively. As at September 30, 2026 and December 31, 2025, the Company recorded an allowance for inventory of $nil.

9.	Investment in securities

The Company’s investments consist of publicly traded equity securities, warrants and a convertible debenture. These investments are reported under ASC 321 – Investments in Equity Securities and ASC 320 – Investments – Debt Securities, as applicable. The Company has classified the investments as held for trading.

The following table summarizes the changes in investments for the nine months ended September 30, 2026:

	Public Company Investments	Private Company Investment	Convertible Debenture and Warrants	Total
Balance, December 31, 2025	$398,943	125,000	48,111	572,054
Purchases	$2,874,724	500,000	-	3,374,724
Proceeds on sale	(2,994,321)	-	-	(2,994,321)
Warrant exercise	48,111	-	(48,111)	-
Realized gain	162,316	-	-	162,316
Unrealized loss	(66,744)	-	-	(66,744)
Balance, September 30, 2026	$423,029	625,000	-	1,048,029

The Company accounts for investments in warrants as equity securities in accordance with ASC 321, Investments—Equity Securities, and measures such investments at fair value, with changes in fair value recognized in earnings.

On July 27, 2026, PMGC Capital acquired 50,000 Series F Preferred shares of Precision Aerospace & Defense Group, Inc., a private company, for cash consideration of $500,000. The investment does not have a readily determinable fair value, and the Company has elected to measure it at cost, less impairment, adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer, in accordance with ASC 321-10-35-2. As of September 30, 2026, the carrying amount of the investment was $500,000, and no impairments or upward or downward adjustments have been recognized.

Fair Value Measurement

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, in accordance with the fair value hierarchy of ASC 820, Fair Value Measurement (“ASC 820”). which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level hierarchy for inputs used in measuring fair value:

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

September 30, 2026	Level 1	Level 2	Level 3	Total
Equity securities	$423,029	–	–	423,029
Total	$423,029	-	–	423,029

December 31, 2025	Level 1	Level 2	Level 3	Total
Equity securities	$398,943	–	–	398,943
Warrants	-	48,111	–	48,111
Total	$398,943	48,111	–	447,054

10.	Property, plant and equipment

	Computers	Machinery & Equipment	Furniture and office equipment	Leasehold improvement	Total

Cost
Balance, December 31, 2025	$43,626	791,828	$55,578	48,020	939,052
Business combinations	-	878,500	-	-	878,500
Additions	-	677,590	2,734	118,200	798,524
Disposal	-	(100,000)	-	-	(100,000)
Balance, September 30, 2026	$43,626	2,247,918	58,312	166,220	2,516,076

Accumulated depreciation
Balance, December 31, 2025	$6,534	40,746	2,740	3,512	53,532
Depreciation	10,267	242,798	10,323	9,416	272,804
Disposal	-	(10,955)	-	-	(10,955)
Balance, September 30, 2026	$16,801	272,589	13,063	12,928	315,381

Net book value
December 31, 2025	$37,092	751,082	52,838	44,508	885,520
September 30, 2026	$26,825	1,975,329	45,249	153,292	2,200,695

11.	Intangible assets, net

	License # 2 (IPR&D asset)	Customer relationship	Brand	Backlog	Intellectual properties, certifications and other	Total
Cost:
Balance, December 31, 2025	$2,072,632	682,300	150,000	29,000	-	2,933,932
Additions	15,000	-	-	-	-	15,000
Business combinations	-	1,792,964	131,000	374,054	1,133,141	3,431,159
Balance, September 30, 2026	$2,087,632	2,475,264	281,000	403,054	1,133,141	6,380,091

Accumulated amortization:
Balance, December 31, 2025	$-	16,946	14,568	10,021	-	41,535
Amortization	-	120,864	31,114	336,854	120,191	609,023
Balance, September 30, 2026	$-	137,810	45,682	346,875	120,191	650,558

Net book value:
December 31, 2025	$2,072,632	665,354	135,432	18,979	-	2,892,397
September 30, 2026	2,087,632	2,337,454	235,318	56,179	1,012,950	5,729,533

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

In October 2025, the Company’s subsidiary, AGA (which merged into A&B effective July 2, 2026), entered into an equipment finance agreement with U.S. Bank Equipment Finance to finance the purchase of certain manufacturing equipment and the equipment is pledged as collateral under the financing arrangement.

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

As of September 30, 2026, the outstanding principal balance under the AGA equipment financing loan was $301,222.

On August 3, 2026, the Company’s subsidiary, A&B, financed the purchase of manufacturing equipment of $264,943 under an equipment finance agreement with Machinery Finance Resources, LLC. The loan is repayable in 72 monthly installments of $4,537, bears interest at 7.375% per annum and is secured by the financed equipment. As of September 30, 2026, the outstanding principal balance was $257,470.

As at September 30, 2026	Loan payments ($)
2026 (remaining three months)	39,117
2027	156,468
2028	156,468
2029	156,468
2030	62,946
2031 and thereafter	86,203
Total future payments	$657,670
Less: imputed interest	(98,978)
Outstanding principal balance	$558,692

Current portion	$119,648
Non-current portion	$439,044

13.	Operating Leases

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

The Company recognized a total lease cost related to its non-cancelable operating leases of $272,422 and $477,503 for the three and nine months ended September 30, 2026, respectively, included in office and administrative expenses.

The Company recognizes right-of-use (“ROU”) assets and corresponding lease liabilities for operating leases in accordance with ASC 842, Leases. ROU assets represent the Company’s right to use underlying leased assets over the lease term and are initially measured at the amount of the lease liability, adjusted for initial direct costs, prepaid lease payments, and lease incentives.

As of September 30, 2026, the Company’s operating lease ROU assets had a carrying value of $4,624,072. During the nine months ended September 30, 2026, additions to ROU assets were $4,962,054, relating to the Pacific Sun, AGA, SVM and A&B leases. Amortization of ROU assets for the nine months ended September 30, 2026 was $337,983, which is included in operating expenses, primarily within office and administrative. The Company’s ROU assets relate primarily to office and warehouse facilities used in its operations.

As of September 30, 2026 and December 31, 2025, the Company recorded a security deposit of $163,117 and $81,757, associated with these operating leases.

Future minimum lease payments under the Company’s operating leases that have an initial non-cancelable lease term in excess of one year at September 30, 2026, are as follows:

As at September 30, 2026	Lease payments ($)
2026 (remaining three months)	253,140
2027	1,015,015
2028	1,053,121
2029	1,016,387
2030	520,325
Thereafter	2,407,724
Total future payments	$6,265,713
Less: imputed interest	(1,573,366)
Operating lease liabilities	$4,692,347

Operating lease liabilities-current	$654,395
Operating lease liabilities- non-current	$4,037,952

14.	Convertible debt under ELOC Agreements

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

On April 16, 2026, the Company entered into a second securities purchase agreement, establishing a further equity line of credit with an aggregate commitment amount of up to $40,000,000 through one or more secured pre-paid purchases of the Company’s common stock over a two-year commitment period (the “second ELOC Agreement”). Subsequent pre-paid purchases under the facility are subject to the terms and conditions of the agreement, including applicable original issue discount, interest, Nasdaq-related pricing floors and shareholder approval requirements. The agreement also provides the investor with participation rights in certain future debt or equity financings and is secured by subsidiary equity interests, with certain wholly owned subsidiaries providing full guaranties. At closing the Company also issued 26,247 registered shares of common stock to the investor for a purchase price of $1,000,000 (Note 17). Principal amounts received under the Second ELOC Agreement bear interest at 7.5% per annum and have a term of 15 months from the draw dates. Principal and accrued interest is convertible at any time during the term at the option of the investor, in whole or in part, at a price that equals 97% of the lowest VWAP during the 5 trading days preceding the applicable measurement date. If that calculated price is below the applicable floor price per share, the investor may elect to have the applicable purchase amount settled in cash rather than in shares.

The Company is accounting for the convertible debt host contracts under ASC 470-20, , Debt with Conversion and Other Options, at amortized cost and has determined that the conversion options meets the definition of an embedded derivative liability which is separately accounted for at fair value in accordance with ASC 815-15 Derivatives and Hedging — Embedded Derivatives (Note 15).

A continuity of the amortized cost of the convertible debt hosts contract are as follows:

	First ELOC Agreement	Second ELOC Agreement	Total
Balance, January 1, 2026	$1,254,479	$-	$1,254,479
Principal	16,890,768	10,730,000	27,620,768
Fair value of embedded derivative liability	(3,392,520)	(331,856)	(3,724,376)
Allocation of original issue discount and issuance cost (1)	(2,767,901)	(1,835,546)	(4,603,447)
Accretion	390,746	510,738	901,484
Interest expense	346,466	260,421	606,887
Repayment through common stock	(10,632,360)	(4,164,392)	(14,796,752)
Balance, September 30, 2026	$2,089,678	$5,169,365	$7,259,043

(1)	Total original issuance discounts and issuance costs amounted to $5,223,950, of which $4,603,447 were allocated to the amortized cost of the convertible debt and $620,503 were allocated to the derivative liabilities and recorded as finance cost in the statement of operations.

15.	Derivative liabilities

Liability classified stock purchase warrants

As of September 30, 2026, the following liability classified stock purchase warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
5	April 27, 2027	2,366,194.32
1	November 21, 2028	4,704,000
6		2,755,828.60

As of September 30, 2026 and December 31, 2025, the weighted average life of derivative liability classified stock purchase warrants outstanding was 0.83 and 1.66 years, respectively.

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

During the nine months ended September 30, 2026, the Company recognized additional derivative liabilities of $3,724,376 (Note 14). In connection with share settlements during the period, the Company derecognized $2,762,308 of derivative liabilities, with the corresponding amounts recorded to common stock and additional paid-in capital. The derivative liabilities were remeasured at fair value as of September 30, 2026 using a binomial option pricing model. Because the valuation relies on significant unobservable inputs, including expected volatility, the embedded derivative liabilities are classified as Level 3 within the fair value hierarchy in accordance with ASC 820, Fair Value Measurement. The net change in fair value recognized in the condensed consolidated statement of operations for the nine months ended September 30, 2026 was a gain of $837,875. The change in fair value of derivative liabilities of $918,376 in the condensed consolidated statement of operations also includes a gain of $80,500 on the over-allotment option liability of NSAI (Note 16).

The following table summarizes the activity in the Company’s embedded derivative liabilities during the nine months ended September 30, 2026:

Amount
Balance, January 1, 2026	$418,412
Addition	3,724,376
Change in fair value	(837,875)
Derecognition upon settlement of convertible debt	(2,762,308)
Balance, September 30, 2026	$542,605

16.	NorthStrive Acquisition Corp I. – Variable Interest Entity

NorthStrive Acquisition Corp I. (“NSAI”) is a blank check company incorporated in the Cayman Islands on April 27, 2026 for the purpose of effecting a business combination. NSAI is sponsored by the Sponsor, a wholly owned subsidiary of the Company.

NSAI is a variable interest entity (“VIE”) because its equity investment at risk is not sufficient to finance its activities without additional subordinated financial support. The Company, through the Sponsor, is the primary beneficiary of NSAI. The Sponsor holds 51.7% of NSAI’s Class B ordinary shares, which are the only shares entitled to appoint and remove NSAI’s directors before a business combination. The Sponsor also holds founder shares and private placement units that expose the Company to losses of, and entitle it to benefits from, NSAI that could potentially be significant to NSAI. Determining that the Company is the primary beneficiary required significant judgment. The Company has not provided financial or other support to NSAI that it was not previously contractually required to provide.

On August 19, 2026, NSAI completed its initial public offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000, which were placed in the Trust Account (Note 3). Each unit consists of one Class A ordinary share (a “Public Share”), one warrant exercisable at $11.50 per share and one right to receive one-fourth of one Class A ordinary share upon the completion of a business combination. Holders may redeem their Public Shares for a pro rata share of the Trust Account in connection with NSAI’s initial business combination or certain amendments to its articles of association. The Public Shares will be redeemed if NSAI does not complete a business combination within 12 months of its initial public offering, which may be extended by up to two three-month periods. As of September 30, 2026, the redemption value was $10.04 per Public Share.

As of September 30, 2026, NSAI’s assets included in the condensed consolidated balance sheet consisted primarily of restricted cash held in the Trust Account of $100,422,693 and cash of $412,149. Its liabilities consisted primarily of the deferred underwriting fee of $3,500,000, accrued offering costs of $75,000, accounts payable and accrued liabilities of $18,413 and the over-allotment option liability of $9,600. NSAI’s assets can be used only to settle its obligations, and its creditors have no recourse to the general credit of the Company.

Changes in the redeemable noncontrolling interest were as follows:

Gross proceeds	$100,000,000
Less: proceeds allocated to public warrants, public rights and over-allotment option	(3,861,100)
Less: issuance costs allocated to Public Shares	(4,868,377)
Plus: remeasurement to redemption value	9,152,170
Balance, September 30, 2026	$100,422,693

17.	Equity

Common Stock

Authorized

As of September 30, 2026, and December 31, 2025, the Company had 1,000,000,000 and 8,333,334 authorized shares of common stock, par value $0.0001.

Issued and outstanding

As of September 30, 2026, and December 31, 2025, the Company had 889,586 and 8,070 shares of common stock issued and outstanding, respectively.

Transactions during the nine months ended September 30, 2026

During the nine months ended September 30, 2026, the Company issued an aggregate of 410,739 shares of common stock in settlement of amounts outstanding under its First ELOC arrangement (Note 14). The shares were issued in multiple tranches between January 2, 2026 and June 30, 2026 pursuant to purchase notices delivered under the First ELOC agreement. The shares issued settled outstanding principal of $15,223,148 and accrued interest of $199,350.

In addition, on April 17, 2026 the Company issued 26,247 registered shares of common stock to the investor under the Second ELOC Agreement for a purchase price of $1,000,000, of which $891,507 was allocated to the registered shares after offering costs. During the period the Company also issued 364,529 shares of common stock in settlement of outstanding principal of $4,880,359 and accrued interest of $159,641 under the Second ELOC Agreement (Note 14). These included 194,206 shares of common stock issued pursuant to six purchase notices delivered between July 1, 2026 and July 10, 2026, at share purchase prices of $10.70 to $11.00 per share, in settlement of $2,114,000 of the outstanding balance under the Second ELOC Agreement.

On August 21, 2026, the Company entered into an exchange agreement with the investor under the First ELOC Agreement, pursuant to which a new secured pre-paid purchase in the principal amount of $8 was partitioned from the secured pre-paid purchase dated January 7, 2026, with an original principal amount of $3,278,700 (“PPP #2”), and exchanged for 80,000 shares of common stock in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended. Following the exchange, the outstanding balance of PPP #2 was $1,071,340. Once the outstanding pre-paid purchase balance is zero and the commitment period under the First ELOC Agreement has ended, the Company may repurchase the exchange shares at $0.0001 per share, as adjusted for any share splits, share combinations or similar transactions occurring after the date of the exchange agreement (Note 14).

Transactions during the nine months ended September 30, 2025

On January 28, 2025, the Company entered into and completed a warrant inducement transaction with the holders of its Series A Common Stock Purchase Warrants pursuant to a warrant inducement agreement (“Series A Warrants”). Under the warrant inducement agreement, the exercise price of the outstanding Series A Warrants was reduced from $16,464.00 to $11,760.00 per share of common stock as an incentive for immediate exercise. As a result, the holders exercised all outstanding Series A Warrants, and the Company issued 165 shares of common stock, generating gross proceeds of $1,938,772.

On February 2, 2025, the Company issued six (6) shares of common stock to a consultant in relation to the acquisition of the License # 2 IPR&D asset.

On March 7, 2025, the Company repurchased one (1) share of common stock each from two existing shareholders for total consideration of approximately $52. The shares were retired upon repurchase.

On March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase one (1) share of common stock and a warrant to purchase one (1) share of common stock at an exercise price of $3,528,000 per share. The total consideration paid in the transaction was $127. The repurchased share and warrants were retired and cancelled. The transaction was initiated by the existing investor.

On March 21, 2025, the Company entered into a Securities Purchase Agreement between the Company and certain institutional investors with respect to a registered direct offering for the offer and sale of 154 shares of common stock and 197 prefunded warrants for gross proceeds of $1,484,028, with the issuance cost of $238,722.

On March 26, 2025, the Company entered into a first amendment to the exclusive license agreement covering License # 2 (Note 11), expanding its rights to include the growing animal health market. The Company issued 14 shares of common stock in exchange for the expansion of its rights under License # 2.

On August 22, 2025, the Company entered into warrant inducement agreements with certain existing common stock purchase warrant holders. Under these warrant inducement agreements, the exercise price of the outstanding replacement warrants was reduced from $2,704.80 to $1,692.60 per share of common stock as an incentive for the existing warrant holders’ immediate exercise of their warrants. As a result, these holders exercised all outstanding replacement warrants, and the Company issued new common stock purchase warrants exercisable for an aggregate of 990 shares of common stock, generating gross proceeds of $1,668,219, with the issuance cost of $156,775. These warrant inducement transactions were consummated on August 25, 2025.

On September 23, 2025, in connection with the ELOC Agreement, the Company issued 43 shares of common stock pre-delivery shares to the investor for total proceeds of $7. In addition, the Company issued 236 shares of common stock with a fair value of $306,180, as a commitment fee and consideration under the ELOC Agreement. These shares were non-cash consideration and were accounted for as issuance cost allocated to the convertible debt and derivative liability (Note 14).

During the nine months ended September 30, 2025, the Company sold an aggregate of 783 shares of common stock under its at-the-market (ATM) equity offering program, generating total gross proceeds of approximately $1,730,292. After deducting total commissions and fees of approximately $58,188, net proceeds amounted to approximately $1,672,104. The shares were issued in multiple tranches between April and August 2025, with sales prices ranging from $542.40 to $813.60 per share.

Preferred Stock

Authorized

As of September 30, 2026, and December 31, 2025, the Company had 500,000,000 of all preferred stock authorized, respectively, each having a par value of $0.0001 per stock. Of this amount, 300,000,000 were designated as Series B Preferred Stock, which are not publicly traded and not convertible into shares of common stock (“Series B Preferred Stock”) as of September 30, 2026 and December 31, 2025, respectively.

Issued and outstanding

As at September 30, 2026, and December 31, 2025, the Company had 6,372,874 and nil Series B Preferred Stock issued and outstanding.

Transactions during the nine months ended September 30, 2026, and 2025

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

Equity Warrants

Transactions during the nine months ended September 30, 2026.

There were no equity warrants granted, exercised, repurchased or cancelled during the nine months ended September 30, 2026, other than the expiry of one equity warrant described below.

On August 28, 2026, 1 equity warrant held by the Mark L Living Trust, with an exercise price of $3,528,000 per share, expired unexercised, being three years and 180 days from the March 2, 2023 grant date. As the warrant was equity classified and no proceeds were received, no amount was recognized in the condensed consolidated statement of operations.

Transactions during the nine months ended September 30, 2025.

On January 28, 2025, in connection with the warrant inducement agreement (see above) and the exercise of the Series A Warrants, the Company issued 165 replacement warrants with an initial exercise price of $16,171.20 and a five-year term. On April 29, 2025, the exercise price of the replacement warrants were reset to the contractual floor price of $2,704.80 per share. Following the adjustment, each of the five investors held 198 warrants, resulting in a total of 990 replacement warrants outstanding at the adjusted exercise price, maintaining the aggregate exercise value of $2,665,836.

As noted above, on March 18, 2025, the Company entered into a securities purchase agreement with an existing investor to repurchase one (1) share of common stock and a warrant to purchase 1 share of common stock at an exercise price of $3,528,000 per share for a nominal amount.

On March 24, 2025, the Company consummated a registered direct offering with institutional investors, issuing 154 shares of common stock and 197 pre-funded warrants. The pre-funded warrants are immediately exercisable at an exercise price of $0.084 per share, subject to a beneficial ownership limitation of 4.99%, which may be increased to 9.99% at the holder’s election.

On April 14, 2025, all 197 pre-funded warrants issued in connection with the Company’s registered direct offering consummated on March 24, 2025 were fully exercised for shares of common stock, at an exercise price of $0.084 per share.

On August 22, 2025, the Company entered into a warrant inducement agreement with existing warrant holders to amend and reprice their outstanding common stock purchase warrants and issue new common stock purchase warrants to the existing warrant holders. These holders’ existing warrants were repriced from $2,704.80 to $1,692.60 per share, and holders agreed to exercise those repriced warrants in exchange for 990 new unregistered warrants with an exercise price of $1,587.60 per share. The transaction closed on August 25, 2025, generating gross proceeds of $1,668,219 with the issuance cost of $156,775.

As of September 30, 2026, the following equity warrants were outstanding:

Outstanding	Expiry date	Weighted average exercise price ($)
1	March 12, 2027	3,528,000
2	March 24, 2028	395,136
990	August 25, 2030	1,587.60
993		5,931.52

As of September 30, 2026, and December 31, 2025, the weighted average life of equity warrants outstanding was 3.90 and 4.65 years, respectively.

As of September 30, 2026, total warrants outstanding across all classes were 999, comprising 993 equity classified warrants and 6 liability classified warrants (Note 15).

Stock Options

The Company has a stock option plan included in the Company’s 2025 Equity Incentive Plan (the “Plan”) where the Board of Directors or any of its committees can grant Incentive Stock Options, Nonstatutory Stock Options, and Restricted Stock to employees, advisors and directors of the Company. As of September 30, 2026, the aggregate number of shares reserved for issuance pursuant to awards granted under the Plan was 111,264 shares (December 31, 2025 – 705 shares).   The Plan shall remain in effect until it is terminated by the Board of Directors.

Transactions during the nine months ended September 30, 2026

On June 1, 2026, the Company granted 112,571 stock options to directors and officers of the Company under the Plan. The options have an exercise price of $17.70 per share, expire on June 1, 2031, and vest in 36 equal monthly tranches commencing June 1, 2026. The grant-date fair value was $13.504 per option, or $1,520,085 in aggregate, estimated using the Black-Scholes option pricing model with the following assumptions: share price of $17.70, exercise price of $17.70, expected life of five years, expected volatility of 100%, expected dividend yield of nil, and a risk-free interest rate of 4.18%.

Transactions during the nine months ended September 30, 2025

There was no stock option activity during the nine months ended September 30, 2025.

The continuity of stock options for the nine months ended September 30, 2026, and December 31, 2025, is summarized below:

	Number of stock options	Weighted average exercise price
Outstanding, December 31, 2025	6	2,653,840
Granted	112,571	17.70
Forfeited	-	-
Exercised	-	-
Outstanding, September 30, 2026	112,577	159.14

As of September 30, 2026, the following options were outstanding, entitling the holders thereof the right to purchase one common stock for each option held as follows:

Outstanding	Vested	Expiry date	Weighted average exercise price ($)
2	2	08-Feb-31	705,600
1	1	30-Sep-32	1,575,840
1	1	30-Sep-32	5,880,000
1	1	01-May-33	5,880,000
1	1	05-Mar-34	1,176,000
112,571	9,381	01-Jun-31	17.70
112,577	9,387		159.14

As of September 30, 2026, and December 31, 2025, the weighted average life of stock options outstanding was 4.67 years and 5.98 years, respectively.

Compensation cost for the June 1, 2026 grant is recognized on a graded-vesting basis, with each monthly tranche expensed over its respective vesting period.

For the nine months ended September 30, 2026, the Company recognized share-based compensation of $538,127 (nine months ended September 30, 2025 – recovery of $29,815), of which $519,170 related to the June 1, 2026 grant and $18,957 related to options granted in prior periods. Of that amount, $355,363 was recognized during the three months ended September 30, 2026, comprising $350,899 related to the June 1, 2026 grant and $4,464 related to options granted in prior periods. All share-based compensation recognized during the nine months ended September 30, 2026 was included in office and administrative expenses, with nil included in research and development expenses. The comparative recovery of $29,815 for the nine months ended September 30, 2025 comprised a recovery of $23,983 in office and administrative expenses and a recovery of $5,832 in research and development expenses, and arose from reversals of previously recognized expense on forfeitures during the three months ended March 31, 2025. As of September 30, 2026, unrecognized compensation cost related to unvested stock options was $1,000,915, which is expected to be recognized over the remaining vesting period through June 1, 2029.

18.	Related Party Transactions

Related parties consist of the following individuals and corporations:

●	Braeden Lichti, Non-executive, Non-employee Chairman

●	Jordan Plews, Former Director (resigned December 23, 2024) and CEO of Skincare and BioSciences (resigned January 16, 2025)

●	Graydon Bensler, Non-employee CFO, CEO and Director

●	Jeffrey Parry, Director (appointed June 1, 2023)

●	Julie Daley, Director (appointed June 1, 2023)

●	George Kovalyov, Director (appointed March 1, 2024)

●	GB Capital Ltd., controlled by Graydon Bensler

●	JP Bio Consulting LLC, controlled by Jordan Plews

●	BWL Investments Ltd., controlled by Braeden Lichti

●	Northstrive Companies Inc., controlled by Braeden Lichti

●	Mystic Marine Advisors, controlled by Jeffrey Parry

Key management personnel include those persons having authority and responsibility for planning, directing, and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of members of the Company’s Board of Directors, corporate officers, and individuals with more than 10% control.

Remuneration attributed to key management personnel are summarized as follows:

	Three months ended September 30, 2026	Three months ended September 30, 2025	Nine months ended September 30, 2026	Nine months ended September 30, 2025
Consulting fees	$175,200	$464,500	$528,000	$759,900
Management fees	135,803	71,291	318,002	74,800
Director fees	41,640	41,640	124,920	124,930
Bonus	-	-	2,082,415	300,000
Salaries	-	-	-	26,228
Share-based compensation	355,363	13,180	538,127	49,796
	$708,006	$590,611	$3,591,464	$1,335,654

During the nine months ended September 30, 2026:

The Company incurred consulting fees and contracted performance bonuses of $1,243,957 (September 30, 2025 - $504,900) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director.

The Company incurred consulting fees and contracted performance bonuses of $1,366,457 (September 30, 2025 - $555,000) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President.

The Company incurred director’s fees of $41,625 (September 30, 2025 – $41,625) to George Kovalyov, a director of the Company.

The Company incurred director’s fees of $41,670 (September 30, 2025 – $41,680) to Julie Daley, a director of the Company.

During the nine months ended September 30, 2026, the Company reimbursed health insurance costs, for the benefit of Graydon Bensler, of $21,022 (September 30, 2025 - $nil) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director. In addition, the Company incurred housing costs, for the benefit of Graydon Bensler, of $85,845 (September 30, 2025 - $nil).

The Company incurred director’s fees of $41,625 (September 30, 2025 – $41,625) to Mystic Marine Advisors, LLC, a company owned and controlled by Jeffrey Parry, a director of the Company.

The Company incurred management fees of $121,978 (September 30, 2025 - $13,540) to GB Capital Ltd., a company controlled by Graydon Bensler, CEO, CFO and Director, under a Secondment Agreement for management services.

The Company incurred management fees of $196,024 (September 30, 2025 - $61,260) to Northstrive Companies Inc., a company controlled by the Company’s Chairman and former President, under a Secondment Agreement for management services.

On August 27, 2026, the Company entered into a five-year Trademark License Agreement with Northstrive Companies Inc. for the use of the NorthStrive® name and marks, for a license fee of $1.00.

Jordan Plews, Former Director and former CEO of Skincare and BioSciences, earned a salary of $nil and $26,228 respectively during the nine months ended September 30, 2026 and 2025.

During the nine months ended September 30, 2026, the Company granted 112,571 stock options under the 2025 Equity Incentive Plan, all of which were granted to related parties, being five directors and officers of the Company. The options were granted on June 1, 2026, have an exercise price of $17.70 per share and a five-year term expiring June 1, 2031, and vest monthly in 36 equal tranches commencing June 1, 2026. The aggregate grant date fair value of these options was $1,520,085, determined using the Black-Scholes option pricing model, and share-based compensation expense in respect of options held by related parties was $538,127 for the nine months ended September 30, 2026 (nine months ended September 30, 2025 – $49,796), of which $355,363 was recognized during the three months ended September 30, 2026.

Details of the fair value, as calculated on the grant date, to each related party in the current and prior periods, and the related expense recorded for the nine months ended September 30, 2026, and 2025 are as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Grant date fair value
Braeden Lichti, Non-executive Chairman	$207,666	$11	$659,029
Graydon Bensler, CEO, CFO and Director	207,666	12	659,029
Jordan Plews, Former Director and former CEO of Skincare and BioSciences[2]	-	11	50,995
Jeffrey Parry, Director	36,828	8,737	209,008
Julie Daley, Director	45,334	27,060	311,584
George Kovalyov, Director	40,633	13,965	121,243
	$538,127	$49,796	$2,010,888

As of September 30, 2026 and December 31, 2025, the Company had $861,265 and $642,925, respectively due to companies controlled by Braeden Lichti, of which $861,265 and $642,925 respectively is unsecured, non-interest bearing and are due on demand.

As of September 30, 2026, the Company had $787,627 (December 31, 2025 - $342,077) due to GB Capital Ltd. controlled by Graydon Bensler, CEO, CFO and Director.

As of September 30, 2026, the Company recorded accrued director fees payable to related parties of $46,640, including $13,890 payable to Julie Daley (December 31, 2025- $13,890), $18,875 (December 31, 2025- $18,875) payable to George Kovalyov and $13,875 payable to Mystic Marine Advisors LLC controlled by Jeffrey Parry. These balances are unsecured, non-interest bearing, and due on demand.

These amounts are unsecured, non-interest bearing and are due on demand.

19.	Commitments and Contingencies

Other than the operating lease commitments (Note 13), equipment financing obligations (Note 12), license milestone obligations (Note 11) and the deferred underwriting fee payable by NSAI (Note 16), there were no commitments as of September 30, 2026, and December 31, 2025.

As of September 30, 2026, the Company had an ongoing dispute that arose in the normal course of business and mediation discussions are ongoing. It is not yet possible to predict the likelihood of an unfavorable outcome, or the amount or range of potential loss.

20.	Concentrations

Customers

For the nine months ended September 30, 2026, the Company had 2 key customers that represented approximately 16.91% and 16.68% of the Company’s revenue, respectively, or 33.59% in aggregate. Revenue from both customers relates to precision machining and engineering work performed during the period.

The nine months Ended September 30, 2026
Customer 1	16.91%
Customer 2	16.68%
33.59%

Suppliers

During the nine months ended September 30, 2026, no supplier represented more than 10% of the cost incurred in the purchase of inventory.

The Company continually evaluates the performance of its suppliers and the availability of alternatives to substitute or supplement its inventory production supply chain. The Company believes that a breakdown in supply from one of its key suppliers would be overcome in a short amount of time given the availability of alternatives.

Accounts receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs ongoing credit evaluations of its customers, generally does not require collateral, and maintains an allowance for credit losses based on expected collectability (Note 6).

As of September 30, 2026, one customer in the precision engineering and machining segment accounted for approximately 42.44% of the Company’s trade receivables, net. No other customer accounted for more than 10% of the Company’s trade receivables, net, as of September 30, 2026.

21.	Reportable Segments and Geographic Areas

The Company’s continuing operations consist of three reportable segments: (i) corporate, treasury and biosciences (ii) IT packaging solutions (iii) precision engineering and machining. The Chief Executive Officer has been identified as the Chief Operating Decision Maker (CODM).

The following is a summary of the Company’s operations for the three months ended September 30, 2026, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$125,075	$2,405,289	$2,530,364
Cost of sales	$-	$71,026	$1,857,894	$1,928,920
Gross profit	$-	$54,049	$547,395	$601,444

Expenses	$2,078,477	$115,358	$886,530	$3,080,365
Other income (expense)	$276,008	$128	$(18,068)	$258,068
Net loss from continuing operations	$(1,802,469)	$(61,181)	$(357,203)	$(2,220,853)

The following is a summary of the Company’s operations for the nine months ended September 30, 2026, and assets and liabilities as of September 30, 2026, split between reportable segments:

	Corporate, Treasury and Biosciences	IT Packaging Solutions	Precision Engineering and Machining	Total
Revenue	$-	$489,642	$4,029,326	$4,518,968
Cost of sales	$-	$259,471	$3,041,888	$3,301,359
Gross profit	$-	$230,171	$987,438	$1,217,609

Expenses	$7,635,944	$338,274	$2,882,695	$10,856,913
Other income (expense)	$(441,263)	$128	$(86,146)	$(527,281)
Net loss from continuing operations	$(8,077,207)	$(107,975)	$(1,981,403)	$(10,166,585)

Current Assets	$13,628,340	$316,639	$2,610,273	$16,555,252
Non-current assets	$103,060,061	$1,467,298	$12,018,669	$116,546,028
Total Assets	$116,688,401	$1,783,937	$14,628,942	$133,101,280

Current liabilities	$7,785,359	$99,526	$5,140,786	$13,025,671
Non-current liabilities	$3,530,972	$275,765	$4,201,231	$8,007,968
Total Liabilities	$11,316,331	$375,291	$9,342,017	$21,033,639

Redeemable noncontrolling interest	$100,422,693	$-	$-	$100,422,693
Total Equity	$4,949,377	$1,408,646	$5,286,925	$11,644,948

All of the Company’s revenue is generated with customers located in the United States. The majority of the Company’s continuing operations are conducted from and its assets are located in the United States. PMGC Research, the Company’s Canadian subsidiary, was located in Canada and provided limited operational support and research.

22.	Subsequent Events

Management has evaluated events subsequent to September 30, 2026, up to November 13, 2026, for transactions and other events that may require adjustment of and/or disclosure in the consolidated financial statements.

On October 8, 2026, the Company registered NorthStrive Holdings, Inc. as a “doing business as” (“DBA”) name and commenced operating under that name in its mergers and acquisitions, operating, SPAC sponsorship and corporate communications activities. The Company’s use of the NorthStrive® name and marks is supported by a Trademark License Agreement dated August 27, 2026 (Note 18) with NorthStrive Companies, the registered owner of the NorthStrive® name and marks, which also serves as the Company’s management and advisory firm and is a related party of the Company. The Company intends to complete a formal legal name change to NorthStrive Holdings, Inc. within approximately six months, subject to the required SEC, Nasdaq and state filings. The Company’s Nasdaq ticker symbol remains unchanged.

On October 1, 2026, the underwriters’ over-allotment option in NSAI’s initial public offering expired unexercised and the related 629,998 Class B ordinary shares were forfeited on a pro rata basis, including 325,607 held by the Sponsor. Following the forfeiture, the Sponsor holds 2,170,713 of NSAI’s 4,200,000 Class B ordinary shares (51.7%) and approximately 16.6% of NSAI’s issued and outstanding ordinary shares.

On October 30, 2026, NSAI entered into a business combination agreement with Nuclea Energy Inc. and 1614485 B.C. Ltd., a wholly owned subsidiary of NSAI. Completion of the business combination is subject to conditions, including the approval of NSAI’s shareholders. Concurrently, NSAI, the Sponsor and Sinamor LLC entered into a securities purchase agreement under which the Sponsor agreed to sell up to 1,400,000 of its NSAI Class B ordinary shares to Sinamor LLC at $0.0058 per share, contingent on the closing of the business combination and on specified financing thresholds being met.

On October 30, 2026, the Company agreed to subscribe for $1,845,000 of non-interest-bearing, non-convertible secured debentures of Nuclea Energy Canada Inc., a subsidiary of NSAI’s business combination target, Nuclea Energy Inc. The debentures will be issued at an original issue discount equal to a $45,000 finance fee payable to the Company and mature within three months of issuance, or earlier on certain events, including termination of NSAI’s business combination agreement. Closing is subject to conditions and is expected on or before November 30, 2026.

Subsequent to September 30, 2026, the Company issued 279,349 shares of common stock in settlement of $561,500 of the outstanding balance under Pre-Paid Purchase #2 of the First ELOC Agreement (Note 14). The shares were issued pursuant to four purchase notices delivered between November 2, 2026 and November 9, 2026 at share purchase prices of $1.40 to $2.25 per share. Following these settlements, the outstanding balance under the instrument was approximately $529,523.

Other than the matters disclosed above, no subsequent events have been identified that require adjustment of or disclosure in these condensed consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors Section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Organization and Overview of Operations

PMGC currently manages and operates a diverse portfolio of subsidiaries:

●	Northstrive BioSciences Inc. (“Northstrive Bio”) – a biopharmaceutical company focusing on the development and acquisition of cutting-edge aesthetic medicines and therapeutic products. Our lead asset, EL-22, is leveraging a first-in-class engineered probiotic approach to address obesity’s pressing issue of preserving muscle while on weight loss treatments, including GLP-1 receptor agonists.

●	PMGC Capital LLC – a multi-strategy investment firm focused on direct investments, strategic lending, and acquiring undervalued companies and assets across diverse markets. Our mission is to identify and seize high-potential opportunities, delivering sustainable growth and maximizing returns on capital.

●	ELAB Opportunity Holdings LLC - a wholly owned Utah subsidiary - was formed to facilitate and hold assets related to the Company’s secured pre-paid purchase and financing collateral arrangements. ELAB Opportunity supports the Company’s strategic financing structure and related treasury activities.

●	Pacific Sun Packaging Inc. (“Pacific Sun”) - a California-based custom IT packaging company providing innovative, sustainable, and technology-driven packaging solutions to industrial and consumer markets.

●	AGA Precision Systems LLC. (“AGA”) - a California-based precision engineering and CNC machining company specializing in the design and production of high-tolerance components for industrial and technology applications. In October 2025, AGA acquired substantially all the operating assets of Indarg Engineering, Inc. AGA expands PMGC’s advanced manufacturing footprint and enhances its capacity to deliver vertically integrated engineering and production solutions across multiple sectors. On July 2, 2026, AGA merged into A&B Aerospace, Inc., another wholly owned subsidiary of the Company, with A&B continuing as the surviving entity.

●	SVM Machining, Inc. (“SVM”) - a California-based precision machining and aerospace manufacturing company specializing in high-precision components and complex machining solutions for aerospace, defense, and industrial applications. SVM enhances PMGC’s advanced manufacturing capabilities and expands the Company’s footprint in the aerospace and defense sectors.

●	NorthStrive Defense Tech LLC - a wholly owned subsidiary focused on defense technology, including drone technology, autonomous systems, and next-generation unmanned defense solutions. NorthStrive Defense Tech was formed to identify, acquire, license, and commercialize advanced defense technologies.

●	A&B Aerospace, Inc. (“A&B”) - a California-based precision machining company producing high-tolerance machined components and assemblies for aerospace customers. A&B further extends PMGC’s aerospace manufacturing capacity and its qualification and certification base. A&B was acquired on May 11, 2026 (Note 5). On July 2, 2026, AGA Precision Systems LLC merged into A&B, with A&B continuing as the surviving entity.

●	NorthStrive Sponsor I LLC - a wholly owned subsidiary that acts as the sponsor of NorthStrive Acquisition Corp I, a special purpose acquisition company. The Sponsor was formed to hold the Company’s sponsor interest in, and to fund the formation and offering costs of, that special purpose acquisition company.

●	NorthStrive Acquisition Corp I - a special purpose acquisition company incorporated as an exempted company with limited liability under the laws of the Cayman Islands with effect from April 27, 2026, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. On August 19, 2026, NorthStrive Acquisition Corp I completed its initial public offering of 10,000,000 units at $10.00 per unit, generating gross proceeds of $100,000,000, which were placed in a trust account. Through the Sponsor, PMGC holds 51.7% of NorthStrive Acquisition Corp I’s Class B ordinary shares and approximately 18.1% of its issued and outstanding ordinary shares, and consolidates it as a variable interest entity.

Outlook

Management’s Plans

Over the next twelve months, we intend to focus on:

●	Increasing revenue by achieving successful returns on capital through PMGC Capital LLC, our multi-strategy investment vehicle, by acquiring and managing undervalued assets, public and private investments, and structured financing opportunities.

●	Establishing new wholly owned subsidiaries to develop and commercialize newly acquired or licensed assets across various industries.

●	Utilizing clinical validation studies to strengthen the commercial potential and scientific credibility of our portfolio companies’ technologies.

●	Advancing clinical development to progress NorthStrive Biosciences’ clinical assets toward Investigational New Drug (IND) applications.

●	Pursuing additional acquisitions of operating business-to-business companies with positive EBITDA.

●	Evaluating potential opportunities such as out licensing our biotechnology applications, potential spin-offs, and creating new publicly traded companies, such as Special Purpose Acquisition Corporations (“SPACs”)

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025.

The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
Revenue	$4,518,968	$285,948	$4,233,020
Cost of goods sold	$3,301,359	$207,918	$3,093,441
Gross margin	$1,217,609	$78,030	$1,139,579
Consulting Fees	$2,610,415	$1,367,005	$1,243,410
Office and Administration	$4,883,301	$1,255,413	$3,627,888
Professional Fees	$1,467,271	$939,754	$527,517
Investor Relations	$145,097	$161,157	$(16,060)
Research and Development	$487,541	$114,108	$373,433
Depreciation and Amortization	$725,486	$36,389	$689,097
Marketing and Promotion	$132,521	$182,407	$(49,886)
Repairs and Maintenance	$142,378	$312,579	$(170,201)
Travel and Entertainment	$237,210	$119,684	$117,526
Foreign Exchange (Gain) Loss	$24,126	$3,677	$20,449
Bad Debt Expense	$1,567	$-	$1,567
Total operating expenses	$10,856,913	$4,492,173	$6,364,740
Other income (expense)[1]	$(527,281)	$(362,176)	$(165,105)
Net loss from continuing operation	$(10,166,585)	$(4,776,319)	$(5,390,266)
Basic and dilutive loss per common share- continuing operations	$(24.973)	$(3,296.290)	$3,271.317
Weighted average number of shares outstanding – basic and diluted	446,511	1,449

[1]

Other income (expense) relates to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investments, realized gain/loss on sale of investments, fair value change on derivative liabilities, change in fair value of contingent consideration, gain on the termination of the intangible asset, gain and loss on disposal of PP&E, and other income.

Loss per share and the weighted average number of shares outstanding have been retrospectively adjusted for the 1-for-4 reverse stock split that became effective on January 6, 2026, the 1-for-6 reverse stock split that became effective on March 10, 2026, and the 1-for-10 reverse stock split that became effective on August 21, 2026. On a combined basis, this reflects a reverse stock split of 1-for-240.

Revenue

Revenue for the nine months ended September 30, 2026, was $4,518,968 as compared to $285,948 for the nine months ended September 30, 2025, an increase of $4,233,020. The increase was primarily attributable to revenue generated by SVM Machining and A&B Aerospace, which were acquired in February and May 2026, respectively, together with a full period of revenue from Pacific Sun Packaging and AGA Precision Systems, which were acquired in July 2025 and contributed revenue only in the three months ended September 30, 2025 in the comparative period.

Our revenue by category is as follows:

For the nine months ended September 30, 2026
Pacific Sun – Sale of IT packaging	$489,642
AGA – Machine work	533,817
SVM-Machine work	1,362,086
A&B – Aerospace components	2,133,423
Total Revenue	$4,518,968

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2026, was $3,301,359 as compared to $207,918 for the nine months ended September 30, 2025, an increase of $3,093,441.

The increase in cost of revenue is directly attributed to the higher revenue recognized by the manufacturing and packaging subsidiaries during the nine months ended September 30, 2026, compared to 2025. The following is a breakdown of cost of revenue by category:

For the nine months ended September 30, 2026	Pacific Sun – Sale of IT packaging	AGA – Machine work	SVM – Machine work	A&B – Aerospace components	Total
Total Cost of Revenue	$259,471	$723,326	$965,044	$1,353,518	$3,301,359

Gross Profit

Gross profit for the nine months ended September 30, 2026, was $1,217,609, as compared to $78,030 for the nine months ended September 30, 2025, an increase of $1,139,579. This represents an overall gross margin percentage of 26.94% for the nine months ended September 30, 2026, compared to 27.29% in 2025. The increase in gross profit was primarily attributable to the inclusion of revenues generated from the acquired subsidiaries, partially offset by a negative gross margin at AGA, where cost of revenue, including production overhead and rent, exceeded revenue.

The following is a breakdown of gross profit percentage by category:

For the nine months ended September 30, 2026
Pacific Sun – Sale of IT packaging	47.01%
AGA – Machine work	(35.50)%
SVM-Machine work	29.15%
A&B – Aerospace components	36.56%
Overall Gross Profit Percentage	26.94%

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026, were $487,541 compared to $114,108 for the nine months ended September 30, 2025, an increase of $373,433. Research and development relates to the Company’s spending on clinical validation studies and product development. The increase is primarily attributable to research and development activity at PMGC Holdings and NorthStrive Defense Tech, which was formed in April 2026, together with research services provided to NorthStrive BioSciences.

Office and Administrative Expenses

Office and administrative expenses for the nine months ended September 30, 2026 were $4,883,301, compared to $1,255,413 for the nine months ended September 30, 2025, an increase of $3,627,888. The increase was primarily due to higher corporate activity at PMGC Holdings, including the costs of the Company’s financing initiatives, NorthStrive Acquisition Corp I and the management and integration of the acquired businesses, together with the office and administrative costs of the acquired subsidiaries, which drove general office and administrative costs to $3,755,535 from $1,063,687. Rent expense increased to $586,142 from $141,942, reflecting the leased premises of Pacific Sun, AGA, SVM and A&B Aerospace. Share-based compensation included in office and administration increased to $538,124 from $49,785, principally in respect of the options granted on June 1, 2026.

Consulting Fees

Consulting fees for the nine months ended September 30, 2026 were $2,610,415, compared to $1,367,005 for the nine months ended September 30, 2025, an increase of $1,243,410. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The increase was primarily driven by bonus-related consulting expenses of $2,082,415, compared to $616,800 in the prior-year period, representing contractual bonuses approved by the Board of Directors and the Compensation Committee. The increases were partially offset by the absence of external consulting services of $307,105 incurred in the prior-year period.

Professional Fees

Professional fees for the nine months ended September 30, 2026 were $1,467,271, compared to $939,754 for the nine months ended September 30, 2025, an increase of $527,517. The increase was primarily due to higher legal fees of $557,706 (2025 – $499,863) incurred on the acquisitions completed during the period, the equity line of credit financings, NorthStrive Acquisition Corp I and intellectual property matters; higher audit fees of $285,005 (2025 – $158,500) and accounting and tax fees of $200,660 (2025 – $97,518) reflecting the increased level of compliance activity; and $359,409 (2025 – $99,441) of other professional services, including HR consulting, valuation fees and business transition consulting. This increase was partially offset by lower filing fees of $64,491 (2025 – $84,432).

Investor Relations

Investor relations expenses for the nine months ended September 30, 2026 were $145,097, compared to $161,157 for the nine months ended September 30, 2025, a decrease of $16,060. The decrease was primarily due to the reduction in the NASDAQ listing fee to $4,666 per month from $7,166 per month, together with the absence of certain investor relations costs incurred in the prior-year period, including $36,142 related to Broadridge and $10,000 related to Investor Hub, partially offset by higher investor relations activity in the three months ended September 30, 2026.

Marketing and Promotion

Marketing and promotion expenses for the nine months ended September 30, 2026 were $132,521, compared to $182,407 for the nine months ended September 30, 2025, a decrease of $49,886. The decrease is attributable to lower promotional activity at PMGC Holdings ($67,428 in the current period). The decrease was partially offset by the marketing costs of the subsidiaries (A&B Aerospace $35,628 and Pacific Sun $29,069).

Repairs and Maintenance

Repairs and maintenance expenses for the nine months ended September 30, 2026 were $142,378, compared to $312,579 for the nine months ended September 30, 2025, a decrease of $170,201. The decrease reflects significant repairs and maintenance incurred in the three months ended September 30, 2025. Current-period costs relate mainly to the plant and machinery of A&B Aerospace.

Travel and Entertainment

Travel and entertainment expenses for the nine months ended September 30, 2026 were $237,210, compared to $119,684 for the nine months ended September 30, 2025, an increase of $117,526. The increase is due to a higher volume of business travel during the current period, primarily related to the acquisitions completed and the financing activities undertaken.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2026 was $725,486, compared to $36,389 for the nine months ended September 30, 2025, an increase of $689,097. The increase is attributable to the amortization of intangible assets recognized on the business combinations and depreciation on the property and equipment of the acquired subsidiaries.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2026 was a net expense of $527,281, compared to a net expense of $362,176 for the nine months ended September 30, 2025, an unfavorable variance of $165,105. The variance was primarily due to interest expense of $1,544,796 (2025 – $27,877), representing accretion of discount and contractual interest on the convertible debt host under the pre-paid purchases issued under the Company’s two equity line of credit facilities together with interest on the equipment financing obligations; finance costs of $649,018 (2025 – $179,479), primarily representing the original issue discount and transaction costs allocated to the bifurcated derivatives on those pre-paid purchases; and a loss on disposal of property and equipment of $63,345 (2025 – $nil). The unfavorable variance was partially offset by a fair value gain on derivative liabilities of $918,376 (2025 – $nil), higher interest income of $635,070 (2025 – $89,789), primarily earned on the funds held in the trust account of NorthStrive Acquisition Corp I, and a realized gain on investments of $162,316, compared to a realized loss of $397,365 in the prior-year period. The prior-year period also included a $129,613 gain on the termination of an intangible asset.

Comparison of the three months ended September 30, 2026 and 2025.

The following table provides certain selected financial information for continuing operations for the periods presented and does not include activity from the skincare business of the Company:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change
Revenue	$2,530,364	$285,948	$2,244,416
Cost of goods sold	$1,928,920	$207,918	$1,721,002
Gross margin	$601,444	$78,030	$523,414
Consulting Fees	$175,200	$621,103	$(445,903)
Office and Administration	$1,896,245	$726,543	$1,169,702
Professional Fees	$322,692	$389,111	$(66,419)
Investor Relations	$99,699	$44,380	$55,319
Research and Development	$130,261	$15,000	$115,261
Depreciation and Amortization	$284,805	$35,284	$249,521
Marketing and Promotion	$72,754	$64,484	$8,270
Repairs and Maintenance	$29,731	$312,579	$(282,848)
Travel and Entertainment	$65,432	$64,273	$1,159
Foreign Exchange (Gain) Loss	$3,546	$4,174	$(628)
Total operating expenses	$3,080,365	$2,276,931	$803,434
Other income (expense)[1]	$258,068	$(417,117)	$675,185
Net loss from continuing operation	$(2,220,853)	$(2,616,018)	$395,165
Basic and dilutive loss per common share- continuing operations	$(4.011)	$(1,188.019)	$1,184.008
Weighted average number of shares outstanding – basic and diluted	799,140	2,202

[1]	Other income (expense) relates to finance cost, interest income, interest expense, dividend income, unrealized fair value gain/loss on investments, realized gain/loss on sale of investments, fair value change on derivative liabilities, change in fair value of contingent consideration, gain and loss on disposal of PP&E, and other income.

Revenue, Cost of Revenue and Gross Margin

Revenue for the three months ended September 30, 2026 was $2,530,364, compared to $285,948 for the three months ended September 30, 2025, an increase of $2,244,416, and cost of revenue was $1,928,920, compared to $207,918, an increase of $1,721,002. The increases were primarily attributable to SVM Machining and A&B Aerospace, which were acquired in 2026. Gross margin was $601,444, or 23.77% of revenue, compared to $78,030, or 27.29%, in the comparative quarter. The decrease in gross margin percentage was primarily due to the negative gross margin at AGA. Refer also to the analysis under the nine months ended September 30, 2026 above.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 were $130,261, compared to $15,000 for the three months ended September 30, 2025, an increase of $115,261. The increase is primarily attributable to research and development activity at PMGC Holdings and NorthStrive Defense Tech, together with research services provided to NorthStrive BioSciences.

Office and Administrative Expenses

Office and administrative expenses for the three months ended September 30, 2026 were $1,896,245, compared to $726,543 for the three months ended September 30, 2025, an increase of $1,169,702. The increase was primarily due to higher corporate activity at PMGC Holdings, including the costs of the financing initiatives, the initial public offering of NorthStrive Acquisition Corp I and the management and integration of the acquired businesses, together with the office and administrative costs of the subsidiaries acquired in 2026, which drove general office and administrative costs to $1,349,586 from $605,048. Rent expense increased to $187,796 from $108,315, reflecting the leased premises of the subsidiaries acquired in 2026. Share-based compensation included in office and administration increased to $355,363 from $13,180, principally in respect of the options granted on June 1, 2026.

Consulting Fees

Consulting fees for the three months ended September 30, 2026 were $175,200, compared to $621,103 for the three months ended September 30, 2025, a decrease of $445,903. The Company’s Chief Executive Officer, Chief Financial Officer, and Chairman provide services in a consulting capacity. The decrease was primarily attributable to no bonus-related consulting expenses being recognized in the current quarter (2025 – $316,800) and the absence of external consulting services of $156,603 incurred in the comparative quarter.

Professional Fees

Professional fees for the three months ended September 30, 2026 were $322,692, compared to $389,111 for the three months ended September 30, 2025, a decrease of $66,419. The decrease was primarily due to lower legal fees of $46,814 (2025 – $207,930) and lower HR consulting and other professional services of $58,791 (2025 – $99,441). These decreases were partially offset by higher accounting and tax fees of $106,723 (2025 – $35,662), primarily related to NorthStrive Acquisition Corp I, and higher audit fees of $102,000 (2025 – $45,000).

Investor Relations

Investor relations expenses for the three months ended September 30, 2026 were $99,699, compared to $44,380 for the three months ended September 30, 2025, an increase of $55,319. The increase is primarily attributable to higher investor relations activity at PMGC Holdings in the current quarter.

Marketing and Promotion

Marketing and promotion expenses for the three months ended September 30, 2026 were $72,754, compared to $64,484 for the three months ended September 30, 2025, an increase of $8,270. The change was not significant.

Repairs and Maintenance

Repairs and maintenance expenses for the three months ended September 30, 2026 were $29,731, compared to $312,579 for the three months ended September 30, 2025, a decrease of $282,848. The decrease reflects significant repairs and maintenance incurred in the comparative quarter. Current-quarter costs relate to the plant and machinery of the manufacturing subsidiaries.

Travel and Entertainment

Travel and entertainment expenses for the three months ended September 30, 2026 were $65,432, compared to $64,273 for the three months ended September 30, 2025, an increase of $1,159. The change was not significant.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2026 was $284,805, compared to $35,284 for the three months ended September 30, 2025, an increase of $249,521. The increase is attributable to the amortization of intangible assets recognized on the business combinations, including SVM Machining and A&B Aerospace, and depreciation on the property and equipment of the acquired subsidiaries.

Other income (expense)

Other income (expense) for the three months ended September 30, 2026 was net income of $258,068, compared to a net expense of $417,117 for the three months ended September 30, 2025, a favorable variance of $675,185. The favorable variance was primarily due to interest income of $488,990 (2025 – $24,406), primarily earned on the funds held in the trust account of NorthStrive Acquisition Corp I following its initial public offering in August 2026, a fair value gain on derivative liabilities of $216,456 (2025 – $nil), lower finance costs of $28,109 (2025 – $179,479) and a lower unrealized loss on investments of $72,066 (2025 – $230,461). These items were partially offset by interest expense of $488,385 (2025 – $17,401), comprising accretion of discount and contractual interest on the convertible debt host under the pre-paid purchases together with interest on the equipment financing obligations.

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

As of September 30, 2026, we had cash of $12,981,851 and as of December 31, 2025, we had cash of $5,402,333. The increase between December 31, 2025 and September 30, 2026 was attributable to cash provided by financing activities exceeding cash used in operating and investing activities. In addition, as of September 30, 2026, restricted cash of $100,422,693 was held in the trust account of NorthStrive Acquisition Corp I, which is not available to fund the Company’s operations. As of September 30, 2026 and December 31, 2025, the Company had a net working capital of $3,529,581 and $2,928,959, respectively, and has an accumulated deficit of $31,332,382 and $21,017,440, respectively. Furthermore, for the nine months ended September 30, 2026, and 2025, the Company incurred a net loss of $10,151,379 and $4,765,130, respectively and used $7,226,484 and $4,183,881, respectively of cash flows for operating activities. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following table provides selected financial data as of September 30, 2026, and December 31, 2025, respectively

	September 30, 2026	December 31, 2025	Change
Current assets	$16,555,252	$6,871,255	$9,683,997
Current liabilities	$13,025,671	$3,942,296	$9,083,375
Working capital	$3,529,581	$2,928,959	$600,622

The following table summarizes our cash flows from operating, investing and financing activities from continuing operations:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
Cash used in operating activities	$(7,226,484)	$(4,183,881)	$(3,042,603)
Cash used in investing activities	$(6,925,877)	$(2,216,512)	$(4,709,365)
Cash provided by financing activities	$122,152,233	$10,116,739	$112,035,494

Cash Flow from Operating Activities

For the nine months ended September 30, 2026, net cash flows used in operating activities was $7,226,484 compared to $4,183,881 used during the nine months ended September 30, 2025, respectively, primarily due to the net loss for the period and the timing of settlement of assets and liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2026, net cash used in investing activities was $6,925,877, compared to $2,216,512 for the same period in 2025. The increase was primarily driven by the Company’s acquisitions of SVM and A&B Aerospace for cash consideration, net of cash acquired, of $5,848,530, purchases of investment securities through PMGC Capital of $3,374,724, and purchases of property and equipment of $696,944, partially offset by cash proceeds from the sale of investments of $2,994,321. In comparison, investing activities during the nine months ended September 30, 2025 consisted primarily of the acquisitions of Pacific Sun and AGA for cash consideration, net of cash acquired, of $1,669,787, purchases of investments of $1,564,059 and an advance of $127,300 under a short-term promissory note, offset by proceeds from the sale of investments of $1,246,228.

Cash Flows from Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $122,152,233, compared to $10,116,739 for the same period in 2025. The increase was primarily attributable to net proceeds of $99,000,000 from the sale of units in the initial public offering of NorthStrive Acquisition Corp I, which are held in its trust account, net cash proceeds of $22,929,612 from the Pre-Paid Purchases under the Company’s $20 million and $40 million equity line of credit facilities, $891,507 from the sale of registered shares under the $40 million facility entered into on April 16, 2026, and $618,412 of equipment financing proceeds.

These inflows were partially offset by the settlement in full of the promissory notes payable on April 16, 2026, payments of offering costs of NorthStrive Acquisition Corp I of $501,968, payments of contingent consideration of $468,329 and repayments made toward the equipment financing loans during the period. During the nine months ended September 30, 2025, financing activities consisted primarily of $1,245,306 in proceeds from the issuance of common stock and pre-funded warrants, $1,698,058 in proceeds from the exercise of Series A warrants, $1,511,443 in proceeds from the exercise of replacement warrants, $1,672,104 from the sale of common shares under the At-the-Market share sales agreement and $3,990,007 from the Pre-Paid Purchases under the Company’s $20 million equity line of credit facility.

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

During the nine months ended September 30, 2026 and 2025, the Company recorded $538,124 and ($29,817), respectively, in share-based compensation expense, of which $538,124 and $49,785, respectively, is included in office and administration and $nil and ($79,600), respectively, is included in discontinued operations. Within discontinued operations for the nine months ended September 30, 2025, ($73,768) and ($5,832) is included in office and administration and research and development, respectively. Share-based compensation recognized in the current period relates principally to the 112,571 options granted on June 1, 2026 at an exercise price of $17.70, having a grant-date fair value of $1,520,085 and vesting monthly over 36 tranches.

Determining the appropriate fair value model and the related assumptions requires judgment. During the nine months ended September 30, 2026 and the year ended 2025, the fair value of each option grant was estimated using a Black-Scholes option-pricing model.

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

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in § 240.13a-15(e) or 240.15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information (i) is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures and (ii) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	There have been no sales of unregistered equity securities which took place in the fiscal quarter beginning on July 1, 2026 to September 30, 2026 that we have not previously disclosed in a Current Report on Form 8-K filed with the SEC.

(b)	Not applicable.

(c)	There were no repurchases of our Common Stock in the fiscal quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	Not applicable.

(c) During the fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.3	Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on February 12, 2025).
3.4	Amended and Restated Certificate of Designations, Rights, and Preferences of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed on February 21, 2025).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on March 6, 2025).
3.6	Certificate of Amendment filed on August 28, 2025 (included as Exhibit 3.1 to the current report on Form 8-K filed on September 4, 2025 and incorporated herein by reference).
3.7	Certificate of Amendment filed on September 15, 2025 (included as Exhibit 3.1 to the current report on Form 8-K filed on September 17, 2025 and incorporated herein by reference).
3.8	Certificate of Amendment filed on January 6, 2026 (included as Exhibit 3.1 to the current report on Form 8-K filed on January 6, 2026 and incorporated herein by reference).
3.9	Certificate of Amendment filed on March 4, 2026 (included as Exhibit 3.1 to the current report on Form 8-K filed on March 10, 2026 and incorporated herein by reference).
3.10	Certificate of Amendment filed effective August 21, 2026. (incorporated by reference to the current report on Form 8-K filed on August 27, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed on April 17, 2026).
10.2	Form of Secured Pre-Paid Purchase #1 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K filed on April 17, 2026).
10.3	Stock Purchase Agreement for A&B Aerospace, Inc. dated as of May 11, 2026 (incorporated by reference to the current report on Form 8-K filed on May 13, 2026).
10.4	Subscription Agreement for Secured Debentures, dated as of October 30, 2026, between PMGC Holdings Inc. and Nuclea Energy Canada Inc. (incorporated by reference to the current report on Form-8K filed November 2, 2026).
10.5	Form of Secured Debenture of Nuclea Energy Canada Inc. (incorporated by reference to the current report on Form-8K filed November 2, 2026).
10.6	Trademark License Agreement between the Company and NorthStrive Companies Inc. dated August 27, 2026. (incorporated by reference to the current report on Form 8-K filed on August 27, 2026).
10.7	Exchange Agreement between the Company and Streeterville Capital, LLC dated August 21, 2026. (incorporated by reference to the current report on Form 8-K filed on August 27, 2026).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101).

#	Management contract or compensatory plan.

*	The schedules, exhibits or similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any schedules, exhibits, or similar attachments to the SEC upon request. Certain portions of this exhibit have been redacted.

+	Portions of this exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMGC Holdings Inc.

Date: November 13, 2026	By:	/s/ Graydon Bensler
	Name:	Graydon Bensler
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive, Accounting and Financial Officer)